Form 10-Q
period 1996-05-04
COLE NATIONAL GROUP INC
filed 1996-06-12
CIK 909492

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 4, 1996, OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM    TO    .


                         COMMISSION FILE NUMBER 33-66342

                            COLE NATIONAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                              34-1744334
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


       5915 LANDERBROOK DRIVE
       MAYFIELD HEIGHTS, OHIO                                     44124
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                  (216)449-4100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM IN THE REDUCED DISCLOSURE FORMAT.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.    X   YES        NO
                                   ------     ------

ALL OF THE OUTSTANDING CAPITAL STOCK OF THE REGISTRANT IS HELD BY COLE NATIONAL CORPORATION.

AS OF MAY 28, 1996, 1,100 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

================================================================================

- -------------------------------------------------------------------------------------------------

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                            QUARTER ENDED MAY 4, 1996
                                      INDEX

                                                                                     PAGE NO.
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS AS OF MAY 4, 1996 AND
                           FEBRUARY 3, 1996..........................................   1

                  CONSOLIDATED STATEMENTS OF INCOME FOR THE 13 WEEKS ENDED
                           MAY 4, 1996 AND APRIL 29, 1995............................   2

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE 13 WEEKS
                           ENDED MAY 4, 1996 AND APRIL 29, 1995......................   3

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................   4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS....................... 5 - 6

PART II.  OTHER INFORMATION

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K..........................   7

- -------------------------------------------------------------------------------------------------


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                       May 4,           February 3,
Assets                                                  1996              1996
- ------                                                --------          ---------
Current assets:
  Cash and temporary cash investments                 $ 12,626           $ 29,260
  Accounts receivable                                   21,234             18,544
  Inventories                                           88,404             84,794
  Prepaid expenses and other                             5,049              5,869
  Deferred income tax benefits                          10,616             10,616
                                                      --------           --------
       Total current assets                            137,929            149,083

Property and equipment, at cost                        155,743            154,589
  Less - accumulated depreciation and
       amortization                                    (92,159)           (90,883)
                                                      --------           --------
         Total property and equipment, net              63,584             63,706

Other assets                                             5,525              5,038

Cost in excess of net assets of purchased
  businesses, net                                       80,871             81,163
                                                      --------           --------
       Total assets                                   $287,909           $298,990
                                                      ========           ========

Liabilities and Stockholder's Equity
- ------------------------------------
Current liabilities:
  Current portion of long-term debt                   $    294           $    292
  Accounts payable                                      22,281             29,082
  Payable to affiliates                                 14,778              1,255
  Accrued interest                                       1,943              7,044
  Dividend payable                                           -             13,500
  Accrued liabilities                                   56,900             53,676
  Accrued income taxes                                   2,685              5,970
                                                      --------           --------
       Total current liabilities                        98,881            110,819

Long-term debt, net of discount                        180,146            180,218

Deferred income taxes and other                          5,425              5,456

Stockholder's equity:
  Common stock                                               -                  -
  Paid-in capital                                      118,065            118,065
  Accumulated deficit                                 (114,608)          (115,568)
                                                      --------           --------
       Total stockholder's equity                        3,457              2,497
                                                      --------           --------
       Total liabilities and stockholder's
         equity                                       $287,909           $298,990
                                                      ========           ========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                         13 Weeks Ended
                                                 -----------------------------
                                                  May 4,              April 29,
                                                   1996                 1995
                                                 --------             --------
Net sales                                        $142,890             $125,254

Costs and expenses:
    Cost of goods sold                             44,500               38,724
    Operating expenses                             87,414               77,468
    Depreciation and amortization                   4,202                3,827
                                                 --------             --------

        Total costs and expenses                  136,116              120,019
                                                 --------             --------

Income from operations                              6,774                5,235

Interest expense, net                               5,058                5,284
                                                 --------             --------

Income (loss) before income taxes                   1,716                  (49)

Income tax provision (benefit)                        756                  (22)
                                                 --------             --------

Net income (loss)                                $    960             $    (27)
                                                 ========             ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                13 Weeks Ended
                                                                        -----------------------------
                                                                         May 4,             April 29,
                                                                          1996                1995
                                                                        --------            --------
Cash flows from operating activities:
  Net income (loss)                                                     $    960            $    (27)
  Adjustments to reconcile net income (loss)
    to net cash used by operations:
      Depreciation and amortization                                        4,202               3,827
      Non-cash interest expense                                              106                 100
      Change in assets and liabilities:
        Increase in accounts receivable,
             prepaid expenses and other assets                            (2,083)             (4,024)
        Decrease (increase) in inventories                                (3,610)                908
        Increase (decrease) in accounts payable, accrued
             liabilities and payable to affiliates                        (3,874)              1,502
        Decrease in accrued interest                                      (5,101)             (5,243)
        Decrease in accrued income taxes                                  (3,285)             (3,206)
                                                                        --------            --------
             Net cash used by operating activities                       (12,685)             (6,163)
                                                                        --------            --------

Cash flows from financing activities:
  Repayment of long-term debt                                               (130)                  -
                                                                        --------            --------
             Net cash used by financing activities                          (130)                  -
                                                                        --------            --------

Cash flows from investing activities:
  Purchases of property and equipment, net                                (3,324)             (4,534)
  Other, net                                                                (495)               (844)
                                                                        --------            --------
             Net cash used by investing activities                        (3,819)             (5,378)
                                                                        --------            --------

Cash and temporary cash investments:
  Net decrease during the period                                         (16,634)            (11,541)
  Balance, beginning of the period                                        29,260              19,730
                                                                        --------            --------
  Balance, end of the period                                            $ 12,626            $  8,189
                                                                        ========            ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

      The Consolidated financial statements include the accounts of Cole National Group, Inc. ("CNG") and its wholly owned subsidiaries (collectively, the Company). CNG is a wholly owned subsidiary of Cole National Corporation. All significant intercompany transactions have been eliminated in consolidation.

      The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information not misleading. These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 3, 1996.

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of May 4, 1996 and the results of operations and cash flows for the 13 weeks ended May 4, 1996 and April 29, 1995.

   Inventories

      The accompanying interim consolidated financial statements have been prepared without physical inventories. Inventories at May 4, 1996 and April 29, 1995 were valued at the lower of first-in, first-out (FIFO) cost or market.

   Cash Flows

      Net cash flows from operating activities reflect cash payments for income taxes and interest of $4,087,000 and $10,308,000, respectively, for the 13 weeks ended May 4, 1996, and $3,186,000 and $10,627,000, respectively, for the 13 weeks ended April 29, 1995.

(2)   ASSET IMPAIRMENT

      During the first quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". Adoption of SFAS No. 121 had no material impact on the Company's results of operations, financial position or cash flows.

(3)   SEASONALITY

      The Company's business is seasonal with approximately 30% of its sales and approximately 50% of its income from operations generated in the fourth fiscal quarter, which contains the important Christmas retailing season. Therefore, earnings or losses for a particular interim period are not necessarily indicative of full year results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

         The following is a discussion of certain factors affecting the Company's results of operations for the 13 week periods ended May 4, 1996 and April 29, 1995 (the Company's first quarter). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the Company's audited financial statements for the fiscal year ended February 3, 1996.

         The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended February 3, 1996 is referred to as "fiscal 1995."


RESULTS OF OPERATIONS

         Net sales for the first quarter of fiscal 1996 increased 14.1% to $142.9 million from $125.3 million for the same period of fiscal 1995. The increase in sales was due to a comparable store sales increase of 7.6%, the opening of additional Cole Gift and Cole Vision units and a shift in the Company's fiscal calendar. Comparable store sales increased primarily as a result of strong sales at Cole Vision due to successful eyewear promotions, growth in the managed vision care program at Cole Vision along with the roll-out of monogrammed softgoods and introduction of new merchandise at Cole Gift. At May 4, 1996, the Company operated 2,308 specialty service retail units compared to 2,249 at April 29, 1995. Also, sales increased approximately $3.5 million as Cole Gift benefited from a week of Mother's Day sales that were shifted into the quarter this year.

         Gross profit increased to $98.4 million in the first 13 weeks of fiscal 1996 from $86.5 million for the same period a year ago. First quarter gross margins in fiscal 1996 and fiscal 1995 were 68.9% and 69.1%, respectively. The decrease of 0.2% in the first quarter gross margin percentage was due to clearance sales in connection with the closing of 85 low volume Cole Gift Center departments at host stores during the first quarter of fiscal 1996 that more than offset other improvements in gross margin.

         Operating expenses increased 12.8% to $87.4 million in the first quarter of fiscal 1996 from $77.5 million for the first quarter last year due primarily to higher payroll costs, store occupancy expenses and advertising expenditures. Payroll costs increased because of more retail units open in 1996 and additional payroll to support the increased sales. Store occupancy expenses increased primarily as a result of higher percentage rents caused by increased comparable store sales, more retail units open in 1996 and the increased number of Things Remembered personalization superstores. Advertising expenditures for the optical promotions were increased to encourage continued sales growth above last year's successful promotions. Depreciation and amortization expense of $4.2 million in fiscal 1996 was $0.4 million more than fiscal 1995 reflecting an increase in capital expenditures beginning in the latter part of fiscal 1993.

         Income from operations increased 29.4% or $1.5 million to $6.8 million in the first quarter of fiscal 1996 primarily because of strong sales at Cole Vision and the reduction of operating expenses as a percentage of sales, due in part to the performance of Cole Gift which benefited from the aforementioned shift in Mother's Day sales.

         Net interest expense decreased $0.2 million to $5.1 million in the first quarter of fiscal 1996 primarily because of the retirement of $5.0 million of Senior Notes in November 1995, the elimination of working capital borrowings and increased interest income from an increase in temporary cash investments.

         An income tax provision or benefit was recorded in the first quarter of both fiscal 1996 and fiscal 1995 using the Company's estimated annual effective tax rate of 44%.

         Net income increased to $1.0 million for the first quarter of fiscal 1996 from approximately break-even for the first quarter of fiscal 1995. The increase was due to the improvement in income from operations and the decrease in net interest expense.

         The Company's business is seasonal with approximately 30% of its sales and approximately 50% of its income from operations occurring in the fourth fiscal quarter because of the importance of gift sales during the Christmas retailing season. Therefore, results of operations for interim periods are not necessarily indicative of full year results.

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following Exhibits are filed herewith and made a part hereof:

     3.1(i) Certificate of Amendment of the Certificate of Incorporation of Cole National Group, Inc.

     27         Financial Data Schedule

(b)  Reports on Form 8-K

     The Company has not filed any reports on Form 8-K for the quarterly period ended May 4, 1996.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           COLE NATIONAL GROUP, INC.



                           By:      /s/ Wayne L. Mosley
                              -----------------------------------------
                                Wayne L. Mosley
                                Vice President and Controller
                                (Duly Authorized Officer and Principal
                                Accounting Officer)

                           Date:  June 12, 1996

                            COLE NATIONAL GROUP, INC.
                                    FORM 10-Q
                            QUARTER ENDED MAY 4, 1996

                                  EXHIBIT INDEX


                                                              Pagination By
                                                                Sequence
Exhibit                                                         Numbering
Number            Description                                    System
- ------            -----------                                    ------
3.1(i)            Certificate of Amendment of the
                  Certificate of Incorporation of
                  Cole National Group, Inc.                     10 - 11

27                Financial Data Schedule                          12
