Form 10-Q
period 1996-08-03
COLE NATIONAL GROUP INC
filed 1996-09-13
CIK 909492

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 3, 1996, or

/ /  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from       to       .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      X YES    NO
                                       --     --
All of the outstanding capital stock of the registrant is held by Cole National Corporation.

As of August 26, 1996, 1,100 shares of the registrant's common stock, $.01 par value, were outstanding.

===============================================================================

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED AUGUST 3, 1996
                                      INDEX

                                                                            Page No.

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of August 3, 1996 and
                  February 3, 1996..........................................     1

                  Consolidated Statements of Income for the 13 weeks
                  ended August 3, 1996 and July 29, 1995 and for the
                  26 weeks ended August 3, 1996 and July 29, 1995............    2

                  Consolidated Statements of Cash Flows for the 26 weeks
                  ended August 3, 1996 and July 29, 1995....................     3

                  Notes to Consolidated Financial Statements................     4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................... 5 - 6

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K..........................     7


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                August 3,    February 3,
Assets                                           1996            1996
- ------                                         ---------     -----------
Current assets:
  Cash and temporary cash investments          $  46,088      $  29,260
  Accounts receivable                             18,917         18,544
  Inventories                                     84,164         84,794
  Prepaid expenses and other                       6,147          5,869
  Deferred income tax benefits                    10,616         10,616
                                               ---------      ---------
       Total current assets                      165,932        149,083

Property and equipment, at cost                  159,709        154,589
  Less - accumulated depreciation and
       amortization                              (94,508)       (90,883)
                                               ---------      ---------
         Total property and equipment, net        65,201         63,706

Other assets                                       7,256          5,038

Cost in excess of net assets of purchased
  businesses, net                                 80,178         81,163
                                               ---------      ---------
       Total assets                            $ 318,567      $ 298,990
                                               =========      =========

Liabilities and Stockholder's Equity
- ------------------------------------
Current liabilities:
  Current portion of long-term debt            $     360      $     292
  Accounts payable                                24,902         29,082
  Payable to affiliates                           24,867          1,255
  Accrued interest                                 6,997          7,044
  Dividend payable                                  --           13,500
  Accrued liabilities                             61,193         53,676
  Accrued income taxes                             6,208          5,970
                                               ---------      ---------
       Total current liabilities                 124,527        110,819

Long-term debt, net of discount                  180,110        180,218

Deferred income taxes and other                    5,406          5,456

Stockholder's equity:
  Common stock                                      --             --
  Paid-in capital                                118,065        118,065
  Accumulated deficit                           (109,541)      (115,568)
                                               ---------      ---------
       Total stockholder's equity                  8,524          2,497
                                               ---------      ---------
       Total liabilities and stockholder's
         equity                                $ 318,567      $ 298,990
                                               =========      =========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in thousands)

                                          13 Weeks Ended            26 Weeks Ended
                                      ---------------------     ---------------------
                                       August 3,   July 29,      August 3,   July 29,
                                         1996        1995          1996        1995
                                      --------     --------     --------     --------
Net sales                             $153,465     $138,099     $296,355     $263,353

Costs and expenses:
    Cost of goods sold                  47,400       43,341       91,900       82,065
    Operating expenses                  87,847       78,885      175,261      156,353
    Depreciation and amortization        4,248        3,845        8,450        7,672
                                      --------     --------     --------     --------
        Total costs and expenses       139,495      126,071      275,611      246,090
                                      --------     --------     --------     --------
Income from operations                  13,970       12,028       20,744       17,263

Interest expense, net                    4,924        5,316        9,982       10,600
                                      --------     --------     --------     --------
Income before income taxes               9,046        6,712       10,762        6,663

Income tax provision                     3,979        2,954        4,735        2,932
                                      --------     --------     --------     --------
Net income                            $  5,067     $  3,758     $  6,027     $  3,731
                                      ========     ========     ========     ========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                26 Weeks Ended
                                                            ----------------------
                                                            August 3,     July 29,
                                                              1996          1995
                                                            --------      --------
Cash flows from operating activities:
  Net income                                                $  6,027      $  3,731
  Adjustments to reconcile net income
    to net cash provided by operations:
       Depreciation and amortization                           8,450         7,672
       Non-cash interest expense                                 214           203
       Change in assets and liabilities:
        Increase in accounts receivable,
             prepaid expenses and other assets                  (803)       (4,918)
        Decrease in inventories                                  630         7,597
        Increase (decrease) in accounts payable, accrued
             liabilities and payable to affiliates             3,389        (4,797)
        Decrease in accrued interest                             (47)          (20)
        Increase (decrease) in accrued income taxes              238          (917)
                                                            --------      --------
             Net cash provided by operating activities        18,098         8,551
                                                            --------      --------
Cash flows from financing activities:
  Advances from Parent, net                                    9,721          --
  Repayment of long-term debt                                   (161)         --
                                                            --------      --------
             Net cash used by financing activities             9,560          --
                                                            --------      --------
Cash flows from investing activities:
  Purchases of property and equipment, net                    (9,531)       (8,402)
  Acquisition of business                                       --            (800)
  Other, net                                                  (1,299)         (941)
                                                            --------      --------
             Net cash used by investing activities           (10,830)      (10,143)
                                                            --------      --------
Cash and temporary cash investments:
  Net increase (decrease) during the period                   16,828        (1,592)
  Balance, beginning of the period                            29,260        19,730
                                                            --------      --------
  Balance, end of the period                                $ 46,088      $ 18,138
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

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

      The Consolidated financial statements include the accounts of Cole National Group, Inc. ("CNG") and its wholly owned subsidiaries (collectively, the Company). CNG is a wholly owned subsidiary of Cole National Corporation (the Parent). All significant intercompany transactions have been eliminated in consolidation.

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

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of August 3, 1996 and the results of operations for the 13 and 26 weeks ended August 3, 1996 and July 29, 1995, and cash flows for the 26 weeks ended August 3, 1996 and July 29, 1995.

   Inventories

      The accompanying interim consolidated financial statements have been prepared without physical inventories. Inventories at August 3, 1996 and February 3, 1996 were valued at the lower of first-in, first-out (FIFO) cost or market.

   Cash Flows

      Net cash flows from operating activities reflect cash payments for income taxes and interest of $4,544,000 and $10,460,000, respectively, for the 26 weeks ended August 3, 1996, and $3,851,000 and $10,759,000, respectively, for the 26 weeks ended July 29, 1995.

(2)   TRANSACTIONS WITH PARENT

      During the second quarter of fiscal 1996, the Parent used a portion of the net proceeds from its public stock offering to purchase approximately $15.1 million of the Company's outstanding 11.25% Senior Notes in the open market. The remaining proceeds of approximately $9.7 million were advanced to the Company.

      Of the $180.1 million of long-term debt outstanding at August 3, 1996, approximately $15.1 million, plus accrued interest, is payable to the Parent.

(3)   ASSET IMPAIRMENT

      During the first quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". Adoption of SFAS No. 121 had no material impact on the Company's results of operations, financial position or cash flows.

(4)   SEASONALITY

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

         The following is a discussion of certain factors affecting the Company's results of operations for the 13 week and 26 week periods ended August 3, 1996 and July 29, 1995 (the Company's second quarter and first six months, respectively). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the Company's audited financial statements for the fiscal year ended February 3, 1996.

         The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended February 3, 1996 is referred to as "fiscal 1995."

RESULTS OF OPERATIONS

         Net sales for the second quarter of fiscal 1996 increased 11.1% to $153.5 million from $138.1 million for the same period last year. Net sales for the first six months of fiscal 1996 increased 12.5% to $296.4 million from $263.4 million for the same period a year ago. The increases in consolidated sales for the second quarter and first six months of fiscal 1996 were due to comparable store sales increases of 8.2% and 7.9%, respectively, and to the opening of additional Cole Gift and Cole Vision units. Comparable store sales increased primarily as a result of successful eyewear promotions and growth in the managed vision care program at Cole Vision, along with the roll-out of monogrammed softgoods and introduction of new merchandise at Cole Gift. At August 3, 1996, the Company operated 2,321 specialty service retail units compared to 2,287 at July 29, 1995.

         Gross profit increased to $106.1 million in the second quarter of fiscal 1996 from $94.8 million for the same period last year. Second quarter gross margins in fiscal 1996 and fiscal 1995 were 69.1% and 68.6%, respectively. For the first six months, gross profit increased to $204.5 million in fiscal 1996 from $181.3 million for the same period a year ago. Gross margins for the first six months in fiscal 1996 and fiscal 1995 were 69.0% and 68.8%, respectively. The increases in gross margin percentages were the result of lower product costs and a higher level of personalization in the sales mix at Things Remembered.

         Operating expenses increased 11.4% to $87.8 million in the second quarter of fiscal 1996 from $78.9 million for the second quarter last year. For the first six months of fiscal 1996, operating expenses increased 12.1% to $175.3 million from $156.4 million for the same period in fiscal 1995. Operating expense increases for both periods compared to last year were primarily due to higher advertising expenditures, payroll costs and store occupancy expenses. Advertising expenditures at Cole Vision were increased for optical promotions to encourage continued sales growth above last year's successful promotions. Payroll costs increased because of more retail units open in 1996 and additional payroll to support increased sales. Store occupancy expenses increased primarily as a result of more retail units, higher percentage rents caused by increased comparable store sales and the increased number of Things Remembered personalization superstores. Fiscal 1996 depreciation and amortization expense of $4.2 million in the second quarter and $8.5 million in the first six months was $0.4 and $0.8 million more, respectively, than the same periods in fiscal 1995 reflecting an increase in capital expenditures beginning in the latter part of fiscal 1993.

         Income from operations increased 16.1% in the second quarter of fiscal 1996 to $14.0 million and increased 20.2% to $20.7 million in the first six months primarily because of strong sales at Cole Vision and Things Remembered.

         Net interest expense decreased $0.4 million to $4.9 million in the second quarter of fiscal 1996 and decreased $0.6 million to $10.0 million in the first six months. The decrease for the six months was primarily because of the retirement of $5.0 million of Senior Notes in November 1995, the elimination of working capital borrowings and increased interest income from an increase in temporary cash investments.

         Income tax provisions were recorded in the second quarter and first six months of fiscal 1996 and fiscal 1995 using the Company's estimated annual effective tax rate of 44%.

         Net income for the second quarter increased to $5.1 million in 1996 from $3.8 million for the second quarter of 1995. For the first six months of fiscal 1996, net income increased to $6.0 million from $3.7 million for that same period last year. For both the second quarter and first six months of fiscal 1996, increases were due to the improvement in income from operations and the decrease in net interest expense.

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

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.         The following Exhibits are filed herewith and made
                           a part hereof:

         27                Financial Data Schedule

(b)      Reports on Form 8-K

         The Company has not filed any reports on Form 8-K for the quarterly period ended August 3, 1996.

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

                           Date:  September 13, 1996

                            COLE NATIONAL GROUP, INC.
                                    FORM 10-Q
                          QUARTER ENDED AUGUST 3, 1996

                                  EXHIBIT INDEX

                                                              Pagination By
                                                                Sequence
Exhibit                                                         Numbering
Number            Description                                    System
- ------            -----------                                 -------------
27                Financial Data Schedule                          10


