Form 10-Q
period 1996-11-02
COLE NATIONAL GROUP INC
filed 1996-12-16
CIK 909492

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 1996, OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ________.


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
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM IN THE REDUCED DISCLOSURE FORMAT.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.           X  YES      NO
                                            ---      ---

ALL OF THE OUTSTANDING CAPITAL STOCK OF THE REGISTRANT IS HELD BY COLE NATIONAL CORPORATION.

AS OF NOVEMBER 25, 1996, 1,100 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.


================================================================================

--------------------------------------------------------------------------------



                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                         QUARTER ENDED NOVEMBER 2, 1996
                                      INDEX

                                                                            PAGE NO.


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 2, 1996 AND
                  FEBRUARY 3, 1996 ..........................................   1

                  CONSOLIDATED STATEMENTS OF INCOME FOR THE 13 WEEKS
                  ENDED NOVEMBER 2, 1996 AND OCTOBER 28, 1995 AND FOR THE
                  39 WEEKS ENDED NOVEMBER 2, 1996 AND OCTOBER 28, 1995 ......   2

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE 39 WEEKS
                  ENDED NOVEMBER 2, 1996 AND OCTOBER 28, 1995 ...............   3

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ................ 4 - 6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ....................... 7 - 9

PART II.  OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..........................   10

-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                               November 2,                February 3,
Assets                                                                             1996                      1996
------                                                                         -----------                -----------
Current assets:
  Cash and temporary cash investments                                           $ 31,489                   $ 29,260
  Accounts receivable                                                             20,075                     18,544
  Inventories                                                                    103,778                     84,794
  Prepaid expenses and other                                                       5,795                      5,869
  Deferred income tax benefits                                                    10,616                     10,616
                                                                                --------                   --------
         Total current assets                                                    171,753                    149,083

Property and equipment, at cost                                                  162,713                    154,589
  Less - accumulated depreciation and
       amortization                                                              (95,127)                   (90,883)
                                                                                --------                   --------
         Total property and equipment, net                                        67,586                     63,706

Other assets                                                                       8,294                      5,038

Cost in excess of net assets of purchased
  businesses, net                                                                 79,485                     81,163
                                                                                --------                   --------
         Total assets                                                           $327,118                   $298,990
                                                                                ========                   ========

Liabilities and Stockholder's Equity
------------------------------------
Current liabilities:
  Current portion of long-term debt                                             $    300                   $    292
  Accounts payable                                                                39,896                     29,082
  Payable to affiliates                                                           25,394                      2,404
  Accrued interest                                                                 1,886                      7,044
  Dividend payable                                                                     -                     12,351
  Accrued liabilities                                                             59,939                     53,676
  Accrued income taxes                                                             4,819                      5,970
                                                                                --------                   --------
         Total current liabilities                                               132,234                    110,819

Long-term debt, net of discount                                                  180,033                    180,218

Deferred income taxes and other                                                    5,390                      5,456

Stockholder's equity:
  Common stock                                                                         -                          -
  Paid-in capital                                                                118,065                    118,065
  Accumulated deficit                                                           (108,604)                  (115,568)
                                                                                --------                   --------
         Total stockholder's equity                                                9,461                      2,497
                                                                                --------                   --------
         Total liabilities and stockholder's
           equity                                                               $327,118                   $298,990
                                                                                ========                   ========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                            13 Weeks Ended                         39 Weeks Ended
                                       --------------------------             --------------------------
                                      November 2,       October 28,           November 2,     October 28,
                                         1996              1995                  1996             1995
                                       --------          --------             --------         ---------

Net sales                              $146,702          $138,646             $443,057          $401,999

Costs and expenses:
    Cost of goods sold                   44,773            43,181              136,673           125,246
    Operating expenses                   91,124            85,916              266,385           242,269
    Depreciation and amortization         4,330             3,880               12,780            11,552
                                       --------          --------             --------          --------

        Total costs and expenses        140,227           132,977              415,838           379,067
                                       --------          --------             --------          --------

Income from operations                    6,475             5,669               27,219            22,932

Interest expense, net                     4,800             5,272               14,782            15,872
                                       --------          --------             --------          --------

Income before income taxes                1,675               397               12,437             7,060

Income tax provision                        738               175                5,473             3,107
                                       --------          --------             --------          --------

Net income                             $    937          $    222             $  6,964          $  3,953
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

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                       39 Weeks Ended
                                                               -------------------------------
                                                               November 2,         October 28,
                                                                  1996                 1995
                                                               ----------          -----------

Cash flows from operating activities:
  Net income                                                   $  6,964            $  3,953
  Adjustments to reconcile net income
    to net cash provided by operations:
        Depreciation and amortization                            12,780              11,552
        Non-cash interest expense                                   322                 307
        Change in assets and liabilities:
           Increase in accounts receivable,
             prepaid expenses and other assets                   (1,705)             (5,485)
          Increase in inventories                               (18,984)            (12,801)
          Increase in accounts payable and accrued
             liabilities                                         16,722              14,147
          Decrease in accrued interest                           (5,158)             (5,317)
          Decrease in accrued income taxes                       (1,151)             (1,116)
                                                               --------            --------
             Net cash provided by operating activities            9,790               5,240
                                                               --------            --------

Cash flows from financing activities:
  Advances from Affiliates, net                                  10,639                   -
  Repayment of long-term debt                                      (360)               (181)
                                                               --------            --------
             Net cash provided (used) by
                 financing activities                            10,279                (181)
                                                               --------            --------

Cash flows from investing activities:
  Purchases of property and equipment, net                      (15,553)            (14,042)
  Acquisition of business                                             -                (800)
  Other, net                                                     (2,287)               (959)
                                                               --------            --------
             Net cash used by investing activities              (17,840)            (15,801)
                                                               --------            --------

Cash and temporary cash investments:
  Net increase (decrease) during the period                       2,229             (10,742)
  Balance, beginning of the period                               29,260              19,730
                                                               --------            --------
  Balance, end of the period                                   $ 31,489            $  8,988
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

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

      The Consolidated financial statements include the accounts of Cole National Group, Inc. (CNG) and its wholly owned subsidiaries (collectively, the Company). CNG is a wholly owned subsidiary of Cole National Corporation (the Parent). All significant intercompany transactions have been eliminated in consolidation.

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

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of November 2, 1996 and the results of operations for the 13 and 39 weeks ended November 2, 1996 and October 28, 1995, and cash flows for the 39 weeks ended November 2, 1996 and October 28, 1995.

   Inventories

      The accompanying interim consolidated financial statements have been prepared without physical inventories. Inventories at November 2, 1996 and February 3, 1996 were valued at the lower of first-in, first-out (FIFO) cost or market.

   Cash Flows

      Net cash flows from operating activities reflect cash payments for income taxes and interest of $6,670,000 and $20,779,000, respectively, for the 39 weeks ended November 2, 1996, and $4,224,000 and $21,413,000, respectively, for the 39 weeks ended October 28, 1995.

(2)   TRANSACTIONS WITH PARENT

      During the second quarter of fiscal 1996, the Parent used a portion of the net proceeds from its public stock offering to purchase approximately $15.1 million of the Company's outstanding 11.25% Senior Notes (the Senior Notes) in the open market. The remaining proceeds of approximately $9.7 million were advanced to the Company.

      Of the $180.0 million of long-term debt outstanding at November 2, 1996, approximately $15.1 million, plus accrued interest, is payable to the Parent. In connection with the acquisition of Pearle, Inc. (see Note 5), the Company purchased and retired the $15.1 million of Senior Notes held by the Parent at a price equal to net book value.

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

(5)   SUBSEQUENT EVENTS

      Acquisition of AOCO Limited

      On November 5, 1996, the Company acquired all of the issued and outstanding common stock of AOCO Limited, which operates 73 Sears Optical Departments and two freestanding Vision Club stores in Canada, for a purchase price of $2.6 million. The acquisition will be accounted for as a purchase.

      Acquisition of Pearle, Inc.

      On November 15, 1996, the Parent purchased certain assets and all of the issued and outstanding common stock of Pearle, Inc. (Pearle). Subsequent to the acquisition of Pearle, the Parent sold Pearle Holdings B.V., Pearle's European operations, to Pearle Trust B.V. for approximately $62 million. The Parent has a 20% equity interest in Pearle Trust B.V.

      Immediately following the Parent's acquisition of Pearle, and pursuant to a transfer agreement, CNG purchased from the Parent all of the issued and outstanding common stock of Pearle and Pearle Service Corporation (PSC) for an aggregate purchase price of approximately $154 million. The Company will account for the Pearle acquisition as a purchase.

      The Company financed the Pearle acquisition primarily through the proceeds of a private placement (the Offering) of $150 million of 9-7/8% Senior Subordinated Notes (the Notes) due in 2006. Interest on the Notes is payable semi-annually in arrears on December 31 and June 30 commencing June 30, 1997. The Notes are general unsecured obligations of the Company, subordinated in right of payment to Senior Indebtedness of the Company, including the Senior Notes, and senior in right of payment to any current or future subordinated indebtedness of the Company.

      The indenture pursuant to which the Notes were issued restricts dividend payments to the Parent to 50% of the Company's net income after October 31, 1993, plus amounts due to the Parent under a tax sharing agreement and for administrative expenses of the Parent not to exceed 0.25% of the Company's net sales and contains other financial covenants. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 31, 2001. In addition, the Company would be required to make an offer to purchase Notes following a Change of Control (as defined in the Indenture) and, under certain circumstances, following a sale of assets.

      Following the Pearle acquisition, Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle and PSC, the principal operating subsidiaries of CNG, (collectively, the Borrowers), entered into a New Credit Facility. The New Credit Facility replaced, contemporaneously with the consummation of the Offering, the existing Revolving Credit Facility.

      The New Credit Facility provides the Borrowers with a four-year revolving line of credit of up to the lesser of a "borrowing base" and $75 million. A portion of the New Credit Facility not in excess of $30 million is available for the issuance of letters of credit. Borrowings under the New Credit Facility initially bear interest at a rate equal to, at the option of the Borrowers, either (a) the Eurodollar Rate plus 1.25% or (b) 0.25% plus the highest of (i) the rate of interest publicly announced by Canadian Imperial Bank of Commerce as its prime rate in effect at its principal office in New York City, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit (adjusted for statutory reserve requirements) plus 1% and (iii) the federal funds effective rate from time to time plus 0.5%. The interest rates are subject to quarterly adjustment after the first anniversary of the closing of the New Credit Facility based on the Company's achievement of certain interest coverage ratio benchmarks. Additionally, the New Credit Facility requires the Borrowers to comply with various operating covenants that restrict corporate activities, including covenants restricting the Borrowers' ability to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain assets, create liens, make capital expenditures and make certain investments or acquisitions. The New Credit Facility also requires the Borrowers to comply with certain financial covenants, including covenants regarding minimum interest coverage, maximum leverage and consolidated net worth.

      The New Credit Facility permits the Company's subsidiaries to pay dividends to the Company, to the extent necessary to permit it to pay all interest and principal on the Senior Notes and the Notes, and to use up to $20 million to repurchase the Senior Notes and/or the Notes, so long as no default or event of default under the New Credit Facility has occurred and is continuing. The Company is a limited guarantor under the New Credit Facility, with recourse against the Company limited to certain bank accounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

      The following is a discussion of certain factors affecting the Company's results of operations for the 13 week and 39 week periods ended November 2, 1996 and October 28, 1995 (the Company's third quarter and first nine months, respectively). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the Company's audited financial statements for the fiscal year ended February 3, 1996.

      On November 15, 1996, the Company completed the Pearle acquisition acquiring the North American and Caribbean system of Pearle, Inc. Pearle's North America and Caribbean system consists of 695 optical retailing locations, including 353 company operated stores and 342 franchised locations in 43 states, Canada, Puerto Rico and the Virgin Islands. A significant portion of the purchase price was financed by the Company's issuance of $150.0 million of 9-7/8% Senior Subordinated Notes due 2006 (the Notes). In November, 1996, the Company also purchased all the issued and outstanding common stock of AOCO Limited which operates 73 Sears Optical Departments and two freestanding stores under the name "Vision Club" in Canada. Except as otherwise indicated, the following discussion relates to the Company on a historical basis without giving effect to the Pearle acquisition, the Note issuance or the purchase of AOCO Limited.

      The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended February 3, 1996 is referred to as "fiscal 1995."

RESULTS OF OPERATIONS

      Net sales for the third quarter of fiscal 1996 increased 5.8% to $146.7 million from $138.6 million for the same period last year. Net sales for the first nine months of fiscal 1996 increased 10.2% to $443.1 million from $402.0 million for the same period a year ago. The increases in consolidated sales for the third quarter and first nine months of fiscal 1996 were due to comparable store sales increases of 3.3% and 6.3%, respectively, and to the opening of additional Cole Gift and Cole Vision units, partially offset by the closing of 95 low-volume Cole Gift departments. Comparable store sales increased primarily as a result of successful eyewear promotions and growth in the managed vision care program at Cole Vision, along with the roll-out of monogrammed softgoods and introduction of new merchandise at Cole Gift. At November 2, 1996, the Company operated 2,357 specialty service retail units compared to 2,361 at October 28, 1995.

      Gross profit increased to $101.9 million in the third quarter of fiscal 1996 from $95.5 million for the same period last year. Third quarter gross margins in fiscal 1996 and fiscal 1995 were 69.5% and 68.9%, respectively. For the first nine months, gross profit increased to $306.4 million in fiscal 1996 from $276.8 million for the same period a year ago. Gross margins for the first nine months in fiscal 1996 and fiscal 1995 were 69.2% and 68.8%, respectively. The increases in gross margin percentages were the result of lower product costs, improved optical lab productivity and a higher level of personalization in the sales mix at Things Remembered.

      Operating expenses increased 6.1% to $91.1 million in the third quarter of fiscal 1996 from $85.9 million for the third quarter last year. For the first nine months of fiscal 1996, operating expenses increased 10.0% to $266.4 million from $242.3 million for the same period in fiscal 1995. Operating expense increases for both periods compared to last year were primarily due to higher advertising expenditures, payroll costs and store occupancy expenses. Advertising expenditures at Cole Vision were increased for optical promotions to encourage continued sales growth above last year's successful promotions. Payroll costs increased because of more higher-volume retail units open in 1996, including an increased number of Things Remembered personalization superstores, and additional payroll to support increased sales. Store occupancy expenses increased primarily as a result of the increased number of Things Remembered personalization superstores and higher percentage rents caused by increased comparable store sales. Fiscal 1996 depreciation and amortization expense of $4.3 million in the third quarter and $12.8 million in the first nine months was $0.5 and $1.2 million more, respectively, than the same periods in fiscal 1995 reflecting an increase in capital expenditures beginning in the latter part of fiscal 1993.

      Income from operations increased 14.4% in the third quarter of fiscal 1996 to $6.5 million and increased 18.7% to $27.2 million in the first nine months primarily because of increased sales at Cole Vision and Things Remembered.

      Net interest expense decreased $0.5 million to $4.8 million in the third quarter of fiscal 1996 and decreased $1.1 million to $14.8 million in the first nine months. The decrease for both the quarter and the nine months was primarily due to the retirement of $5.0 million of Senior Notes in November 1995, the elimination of working capital borrowings and increased interest income from an increase in temporary cash investments.

      The issuance of the Notes in connection with the Pearle Acquisition will result in an increase in annual interest expense of approximately $14.9 million including amortization of discount on the Notes. The purchase and cancellation of $15.1 million of Senior Notes held by Parent will reduce annual interest expense by approximately $1.7 million. Amortization of deferred financing costs related to the Notes and the New Credit Facility will increase noncash interest expense by $0.8 million annually.

      Income tax provisions were recorded in the third quarter and first nine months of fiscal 1996 and fiscal 1995 using the Company's estimated annual effective tax rate of 44%.

      Net income for the third quarter increased to $0.9 million in 1996 from $0.2 million for the third quarter of 1995. For the first nine months of fiscal 1996, net income increased to $7.0 million from $4.0 million for that same period last year. For both the third quarter and first nine months of fiscal 1996, increases were due to the improvement in income from operations and the decrease in net interest expense.

      The Company's business historically has been seasonal with approximately 30% of its sales and approximately 50% of its income from operations occurring in the fourth fiscal quarter because of the importance of gift sales during the Christmas retailing season. Although the Pearle acquisition will moderate the seasonality of the Company due to relatively lower levels of optical product sales during the Christmas holiday season, the Company's business will remain seasonal. Therefore, results of operations for interim periods are not necessarily indicative of full year results.

CERTAIN EFFECTS OF THE PEARLE ACQUISITION

      Following the Pearle Acquisition, the Company's consolidated gross margin will likely decline from its historical levels. This will likely result because even after conforming Pearle's accounting methods to those of the Company, Pearle is expected to have a lower gross margin than the Company due to the higher costs of in-store laboratories and lower margin wholesale sales to franchised stores partially offset by franchise royalties, fees and interest income on franchise notes receivable which have no corresponding cost of goods sold.

      In addition, the Company is currently evaluating the various operations of Pearle and Cole Vision for opportunities to effect operational efficiencies. While this evaluation is in process and not near completion, the Company's expectation is that a charge for business integration and consolidation costs is likely to be taken in the fourth quarter of 1996.

FORWARD-LOOKING INFORMATION

      Certain sections of this Form 10-Q contain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company, and include, among other things, the discussions of the Company's business strategy and expectations concerning the Company's future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integration of the Pearle acquisition and achievement of cost savings and other efficiencies in connection therewith. Readers are cautioned that reliance on any forward-looking statement involves risks and uncertainties, and that although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be materially incorrect. Actual results may differ materially due to a variety of factors that can adversely affect the Company, such as the integration of Pearle's operations, the ability to select and stock merchandise attractive to customers, general economic cycles affecting consumer spending, weather factors affecting retail operations, its quality controls in optical manufacturing and engraving, operating factors affecting customer satisfaction, the Company's relationships with its host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company's business. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.         The following Exhibits are filed herewith and made a
                           part hereof:

         10.01 Lease agreement (Salt Lake) dated as of November 1, 1996 by and between Gibbons Realty and Cole Vision Corporation, incorporated by reference to Exhibit
                           10.01 to Cole National Corporation's Report on Form 10-Q for the period ended November 2, 1996 (File No. 1-12814).

         27                Financial Data Schedule

(b)      Reports on Form 8-K

         On September 25, 1996, the Company filed a report on Form 8-K announcing that the Parent had agreed to purchase the stock and certain assets of Pearle, Inc. from The Pillsbury Company, a subsidiary of Grand Metropolitan PLC.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COLE NATIONAL GROUP, INC.



                               By:  /s/ Wayne L. Mosley
                                    --------------------------------------
                                    Wayne L. Mosley
                                    Vice President and Controller
                                    (Duly Authorized Officer and Principal
                                    Accounting Officer)

                               Date:  December 13, 1996

                            COLE NATIONAL GROUP, INC.
                                    FORM 10-Q
                         QUARTER ENDED NOVEMBER 2, 1996

                                  EXHIBIT INDEX




Exhibit
Number            Description
------            -----------


10.01 Lease agreement (Salt Lake) dated as of November 1, 1996 by and between Gibbons Realty and Cole Vision Corporation, in-corporated by reference to Exhibit 10.01 to Cole National Corporation's Report on Form 10-Q for the period ended November 2, 1996 (File No. 1-12814).

27                Financial Data Schedule