Form 10-K
period 1997-02-01
COLE NATIONAL GROUP INC
filed 1997-05-02
CIK 909492

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)

     |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 1, 1997, or

     |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to
          _______.

                         Commission file number 33-66342

                            COLE NATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                34-1744334
    (State or other jurisdiction of        (I.R.S. employer identification no.)
     incorporation or organization)

5915 Landerbrook Drive, Mayfield Heights, Ohio            44124
   (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code: (216) 449-4100

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: None

The registrant meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K and is therefore filing this form in the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

All of the outstanding capital stock of the registrant is held by Cole National Corporation.

As of March 27, 1997, 1,100 shares of the registrant's Common Stock, $.01 par value, were outstanding.

Documents incorporated by reference: None

================================================================================

                                     PART I

Item 1.  Business

General

           Cole National Group, Inc. ("CNG"), a wholly owned subsidiary of Cole National Corporation, ("CNC"), was incorporated as a Delaware corporation in July 1993. The Company is a leading provider of eyewear products, optometric services and personalized gifts with over 3,100 retail locations in 50 states, Canada and the Caribbean. References herein to the "Company" include CNG and its direct and indirect subsidiaries and include its predecessor companies, which have operated for more than 50 years, where applicable. The Company's businesses are conducted through two principal operating units: (i) Cole Optical, consisting of Cole Vision Corporation ("Cole Vision") and Pearle, Inc. ("Pearle"), which was acquired on November 15, 1996; and (ii) Cole Gift, consisting of Things Remembered Inc. ("Things Remembered") and Cole Gift Centers, Inc. ("CGC"). Cole Optical is the largest optical retail company in the United States in terms of number of locations and is the second largest optical retailer in terms of sales volume. Cole Gift operates the only two nationwide chains of gift stores offering "while you shop" gift personalization, key duplicating, and related merchandise. The Company differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations.

Cole Optical

           Pro forma for the Pearle acquisition, Cole Optical contributed 70% of the Company's net revenue in fiscal 1996 with over 2,100 company-owned and franchised locations throughout the United States, Canada and the Caribbean as of February 1, 1997. When the integration and consolidation of Pearle is complete, Cole Vision and Pearle will share management leadership, purchasing power and corporate support functions and Cole Vision's managed vision care programs will give participants access to a network of company-owned, franchised and third-party optical locations.

  Cole Vision

           Cole Vision operates principally under the "Sears Optical", "Montgomery Ward Vision Center" and "BJ's Optical Department" names. As of February 1, 1997, Cole Vision operated 1,063 departments in 46 states, including 675 departments on the premises of Sears department stores, 213 departments in Montgomery Ward stores, 75 departments in BJ's Wholesale Club stores, 19 departments located in three other retailers and 81 freestanding stores operated under the name "Sears Optical." In November 1996, Cole Vision acquired 73 Sears Optical departments and two freestanding Vision Club stores in Canada. Cole Vision departments are generally operated under a lease or license arrangement through which the host store collects the sales receipts, retains an agreed upon percentage of sales and remits the remainder to Cole Vision on a weekly basis.

           Cole Vision optical departments are, in most cases, full-service retail eyecare stores offering brand name and private label prescription eyeglasses, contact lenses and accessories with an on-premises doctor of optometry who performs complete eye examinations and prescribes eyeglasses and contact lenses. Most Cole Vision optical departments, which are typically 1,000 square feet in size, operate with a doctor of optometry, a department manager, and from one to seven opticians depending on store sales volume. A majority of the doctors of optometry are independent, as is often required by state law, with the remainder being employed by Cole Vision. The independent doctors sublease space and equipment from Cole Vision where permitted by law, or from the host, and retain their examination fees.

           Each of Cole Vision's optical departments is computer linked to Cole Vision's five centralized manufacturing laboratories, which grind, cut and fit lenses to order and ship them to the stores. Cole Vision provides next day delivery on most of the eyewear it offers when requested by its customers. Cole Vision purchases all of the frames and lenses used in its eyeglasses from outside suppliers, both in the United States and several foreign countries.

           Cole Vision conducts a variety of marketing and promotional efforts to build and maintain its customer base. Cole Vision primarily uses newspaper, direct mail, yellow pages and host advertising. Host advertising includes the placement of promotional material within sales circulars or credit card billings sent out by the host store to its customers. Cole Vision also promotes its next day service as "Eyewear Express."

  Managed Vision Care

           In the last several years, Cole Vision has expanded its managed vision care program that provides low cost, comprehensive eyecare benefits marketed directly to employers, other employee benefit plan sponsors and insurance companies, primarily under the name "Vision One." Vision One's basic program gives employers the opportunity to offer their employees a group discount at the managed vision care network with minimal direct cost to the employer. An enhanced Vision One program allows employers to provide their employees with prepaid eye examinations as well as pricing discounts or reimbursements. Cole Vision expects to add the Pearle company-owned and franchise locations to its managed vision care programs in fiscal 1997.

  Pearle

           At February 1, 1997, Pearle's operations consisted of 348 company-owned and 338 franchised stores located in 43 states, Canada, and the Caribbean. All Pearle stores operate in either an "Express" or "Mainline" store format. Express stores contain a full surfacing lab that can manufacture most glasses in approximately one hour. Mainline stores can manufacture over 50% of prescriptions on-site in approximately one hour. Other prescriptions are sent to a nearby Express location or to the main laboratory in Dallas. The main laboratory generally is able to complete orders for next day delivery if requested. At February 1, 1997, 268 of the company-owned stores and 121 of the franchised stores were Express, with the balance being Mainline.

           The Express stores typically are located in high traffic freestanding, strip center and mall locations with most stores averaging 3,000 square feet. The Express stores are usually staffed with two managers and a support staff of four to eight people. Mainline stores have an average size of 1,700 square feet and are also located in freestanding buildings, or in smaller strip or regional centers. Mainline stores generally carry a smaller assortment of inventory than Express stores and are usually staffed with one manager and two to three associates. Most Pearle stores have a doctor of optometry on site with approximately 80% leasing space from Pearle on an independent basis and the remaining being direct employees of Pearle.

           Pearle's marketing strategy employs a wide range of media at both the national and local levels. The franchised and company-owned stores each contribute a percentage of revenues to Pearle's marketing budget with approximately half of Pearle's marketing expenditures devoted to television. Pearle's brand positioning of high quality eyecare products and services has been reinforced by an advertising and promotions program, which includes Pearle's advertising slogan, Nobody Cares for Eyes More Than Pearle.

           Pearle operates a warehouse facility in Dallas which inventories and distributes a comprehensive product line including frames, eyeglass lenses, contact lenses, optical supplies and eyewear accessories to company-owned and franchised locations.

Franchise Operations

           Pearle has maintained a franchise program since 1980. Most of the franchised stores are single franchise operations, with no franchisee operating more than five stores. With the proper financial approvals, a franchise purchase can be financed through Pearle. Currently, Pearle offers financing over seven to ten years at a rate of prime plus three points adjusted quarterly.

           Each franchisee is required to enter into a Franchise Agreement requiring payment of an initial franchise fee. The term of the typical franchise agreement is equal to the earlier of ten years or the expiration or termination of the underlying base lease. Royalty and advertising contributions typically are based on a percentage of the franchisee's gross revenues from the retail operation and/or non-surgical professional fee revenues. The total monthly advertising contribution is distributed between Pearle's system-wide advertising fund and the local co-op market advertising fund.

           Pearle has recently presented a new form of the Franchise Agreement to all franchisees which would reduce the royalty and advertising fees they pay and would, among other things, provide for the franchisee's participation in Cole Vision's managed vision care programs.

Cole Gift

           Cole Gift, pro forma for the Pearle acquisition, contributed approximately 30% of the Company's net revenue in fiscal 1996. As of February 1, 1997, Cole Gift operated nearly 1,300 locations throughout the United States. Things Remembered and CGC share management expertise, purchasing power, warehousing, distribution systems and corporate support functions.

  Things Remembered

           As of February 1, 1997, Things Remembered operated 790 stores and kiosks generally located in large, enclosed shopping malls located in 45 states. Each location carries a wide assortment of engravable items and provides "while you shop" personalization and engraving services for any occasion including holiday, business and special occasion gift events. Things Remembered offers engraving for items purchased at the store as well as for items purchased elsewhere.

           Merchandise sold at Things Remembered stores consists of a broad assortment of gift categories and items at prices generally ranging from $10 to $75. Things Remembered's offering of gifts includes writing instruments, clocks, music boxes, picture frames and albums, executive desk sets and accessories, ID bracelets, glassware, lighters, keys and key rings, door knockers and Christmas ornaments. Things Remembered features brand name merchandise as well as higher margin private label merchandise.

           At February 1, 1997, Things Remembered locations consisted of 447 stores and 343 kiosks. The typical store consists of about 1,000 square feet, while kiosks, which are units located in the center of the common mall area, are typically 200 square feet in size.

           In fiscal 1993, Things Remembered began a new retail concept by opening five "personalization superstores" that combine engraved gifts with personalized soft goods in a large store format. The Company utilizes computer-controlled embroidery equipment for the personalization of merchandise such as throws, sweaters, bathrobes, jackets, baseball caps, towels and baby blankets. At February 1, 1997, a total of 83 personalization superstores were open averaging approximately 2,200 square feet in size.

           In fiscal 1995, Cole Gift established a central fulfillment facility with computer-controlled embroidery equipment. In fiscal 1996, the Company added soft goods to most of Things Remembered's other locations providing these stores with personalization services from the central facility.

  CGC

           As of February 1, 1997, CGC operated 501 leased locations in 44 states including 455, 36 and nine locations in Sears, Venture and Montgomery Ward stores, respectively, and one location in the store of another national retailer. CGC stores are generally operated under a lease or license arrangement under which the host store collects the sales receipts, retains an agreed upon percentage of sales and remits the remainder to CGC on a weekly basis.

           CGC locations sell gifts and gift engraving and other services similar to those offered by Things Remembered, in addition to key duplicating and watch repair services. As of February 1, 1997, 96 of the CGC locations in operation were standard format shops occupying approximately 150 square feet. Since 1989, CGC has also operated greeting card locations in Sears stores and combined them with the CGC operations in such stores. Locations in this enhanced format, which numbered 67 as of February 1, 1997, average approximately 1,000 square feet in size. Over the last four years, 286 CGC locations have been converted to gift centers. Gift centers, which occupy approximately 1,200 square feet of space, typically carry a substantially expanded line of engravable and non-engravable gifts along with greeting cards. In the fourth quarter of fiscal 1995, gift centers began offering selected soft goods supported by the Cole Gift central fulfillment operation. CGC also operates 52 key kiosks, of approximately 80 square feet in size, that provide key duplicating and key related products only.

           In fiscal 1995, CGC opened the first "Personally Yours" department within Sears. Personally Yours is a concept designed to generate additional customer traffic and increase sales by offering personalization for hard and soft line products for both CGC and Sears merchandise. In the first half of fiscal 1996, CGC expanded this test by opening seven stores located in one metropolitan area.

General

           Cole Gift locations are usually operated by one or two employees during non-peak periods and up to 15 employees during the peak Christmas season. Locations typically employ a store manager on a full-time basis and a full or part-time assistant manager, while the balance of the employees are part-time sales associates.

           Nearly all Cole Gift locations are equipped with gift engravers and key duplicating machines. Cole Gift has computerized engraving equipment in most Things Remembered stores and kiosks. Many Things Remembered stores also have equipment for etching glassware items. All Cole Gift locations are equipped with point of sale terminals.

           The Company ships most of Cole Gift's store merchandise, other than greeting cards, through its centralized distribution system at its warehouse in Highland Heights, Ohio. The warehouse, which services both Things Remembered and CGC, utilizes a computerized carousel system to automate the process of locating merchandise needed to fill a store order.

Host Relationships

           The Company believes it has developed excellent relationships with the host stores in which CGC and Cole Vision operate. The Company has maintained its relationships with Sears and Montgomery Ward for over 40 years in the gift and key business and over 35 years in the optical business. Of the Sears and Montgomery Ward stores that offer optometric services, virtually all are operated by Cole Vision. Although CGC's and Cole Vision's leases with their major hosts are terminable by either party upon relatively short notice, neither has ever had a lease terminated other than in connection with a store closing, relocation or major remodeling.

Seasonality

           The Company's business historically has been seasonal, with, on average, approximately 30% of its net revenue and approximately 50% of its income from operations generated in the fourth fiscal quarter because of the importance of gift sales during the important Christmas retailing season. Although the Pearle acquisition will moderate the seasonality of the Company due to relatively lower levels of optical product sales during the Christmas holiday season, the Company's business will remain seasonal.

Purchasing

           The merchandise, supplies and component parts required for the various products sold by the Company are purchased from a large number of suppliers and manufacturers and are generally readily available. In most cases, such purchases are not made under long-term contracts. In fiscal 1996, no single supplier or manufacturer accounted for as much as 10% of total purchases.

Competition

           The Company operates in highly competitive businesses. Cole Optical competes with other optical companies, private ophthalmologists, optometrists and opticians and a growing number of HMO's in a highly fragmented marketplace. Pearle competes on the basis of its highly recognized brand name, one-hour express service and by offering quality eyecare products. Cole Vision competes primarily on the basis of the service it provides as well as price and product quality, and the reputation of its host stores. The Company believes that Pearle and Cole Vision, based on sales, rank second and third, respectively in United States optical retailing sales. Although Cole Gift operates the only two nationwide chains of gift stores offering "while you shop" gift engraving, key duplicating, glass etching and monogramming, as well as related merchandise, it competes with many other retailers that sell gift items. Cole Gift competes with such other retailers primarily on the basis of the value-added point of sale services that it provides as well as price and product quality. Some of the Company's competitors have greater financial resources than the Company.

Employees

           As of February 1, 1997, the Company and its subsidiaries had approximately 8,600 full-time and 5,100 part-time employees. During October, November and December, the Company employs additional full- and part-time employees. In fiscal 1996, approximately 5,000 additional employees were employed during such period. The hourly employees at Cole Gift's distribution center (approximately 80 employees in the aggregate) and approximately 140 employees at certain Pearle store locations are represented by labor unions. The Company considers its present labor relations to be satisfactory.

Item 2.  Properties

           The Company owns an office and warehouse in Highland Heights, Ohio that is subject to a mortgage and leases its executive offices and another office in Cleveland, Ohio. All of Cole Vision's and Cole Gift's retail locations are leased or operated under a license with the host store, and none of the individual retail locations is material to the Company's operations. Leases for stores operated in Sears stores and freestanding stores operated under the name "Sears Optical" are generally for terms of 90 days and five years, respectively. Leases for Things Remembered stores and kiosks are generally for terms of ten and five years, respectively. The Company believes that its relationships with its lessors are generally good. The Company leases its five Cole Vision optical laboratories, two of which are located in Knoxville, Tennessee; Memphis, Tennessee; Salt Lake City, Utah; and Richmond, Virginia, pursuant to leases expiring (including renewals at the option of the Company) in 1999, 2005, 2002, 2006 and 2002, respectively.

           Pearle has 635 stores based in forty-three states. Pearle also has eighteen stores in Canada and thirty-three stores in the Caribbean. Stores are located in malls, strip centers and freestanding locations. Pearle leases most of its retail stores under noncancellable operating leases with terms generally ranging from five to ten years and which generally contain renewal options for additional periods. Pearle also is the principal lessee on a majority of stores operated by franchisees, who sublease the facilities from Pearle. Pearle owns its Dallas Support Center, which comprises approximately 88,721 square feet of office space and 147,336 square feet of laboratory and distribution facilities. Pearle also owns a small headquarters and laboratory in Puerto Rico.

           The Company has acquired the land to construct a new warehouse and distribution facility for Cole Gift that is expected to improve distribution efficiencies. The facility, which the Company expects will be completed in fiscal 1997, will most likely be financed through a sale and lease-back transaction or through conventional secured real estate financing. The Company estimates the cost for this facility to be approximately $10 million.

Item 3.  Legal Proceedings

     The Company is subject to a variety of routine legal proceedings.

Item 4.  Submission of Matters to a Vote of Security-Holders

           Information required by this item has been omitted pursuant to General Instruction J of Form 10-K.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

           The Registrant is a wholly owned subsidiary of Cole National Corporation and has no equity securities that trade.

           The covenants in certain debt instruments to which CNG and certain of its subsidiaries are parties restrict the ability of CNG and such subsidiaries to make distributions to CNC or CNG, respectively. A credit facility to which CNG and its subsidiaries are parties permits payment of dividends by CNG's subsidiaries to CNG annually of up to $15.0 million plus 0.25% of the net annual sales of CNG's subsidiaries to meet expenses of CNG or CNC, together with amounts necessary to pay principal and interest on the CNG Notes and to meet tax obligations. CNG's operating subsidiaries paid dividends in 1995 to CNG of $14.0 million. No dividends were paid during 1996.

           So long as no default or event of default has occurred under the indenture relating to the CNG Notes and CNG has met a specified fixed charge coverage ratio test, payments of dividends to CNC of amounts contributed by CNC to the equity of CNG subsequent to September 30, 1993, plus up to one-half of the consolidated net income of CNG since October 31, 1993 are permitted. During 1996, CNG paid dividends to CNC in the amount of $15.4 million.

Item 6.  Selected Financial Data

           Information required by this item has been omitted pursuant to General Instruction J of Form 10-K.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

           Certain information required by this item has been omitted pursuant to General Instruction J of Form 10-K.

           The following is a discussion of certain factors affecting the Company's results of operations for the fiscal years ended February 1, 1997 and February 3, 1996. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.

           The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended February 1, 1997 is referred to as "fiscal 1996." Fiscal 1996 consisted of a 52-week period. Fiscal 1995 and fiscal 1994 consisted of 53- and 52-week periods, respectively.

Fiscal 1996 Compared to Fiscal 1995

           On November 15, 1996, the Company acquired certain assets and all of the issued and outstanding common stock of Pearle, Inc. ("Pearle"). A significant portion of the purchase price was financed by the issuance of $150.0 million of 9.875% Senior Subordinated Notes due 2006 (the "Notes"). The acquisition of Pearle has been accounted for under the purchase method of accounting. Accordingly, Pearle's results of operations have been included in the Company's consolidated statement of operations since the date of acquisition. For the eleven-week period, Pearle operated at approximately a break-even level with net revenue of $58.3 million reflecting the relatively lower level of optical retail sales during the holiday season. At February 1, 1997, the Pearle system included 348 company-operated optical stores and 338 franchised locations in the United States, Canada and the Caribbean. See Notes 2 and 3 of the Notes to Consolidated Financial Statements for further discussion of the Pearle acquisition. Except as otherwise indicated, the following discussion of net revenue, gross profit and operating expenses relates to the Company on an historical basis without giving effect to the Pearle acquisition.

           Net revenue increased 8.4% to $625.7 million in fiscal 1996 from $577.1 million in fiscal 1995. The increase in consolidated revenue was due to a comparable store sales increase of 6.3% and to the opening of additional Cole Gift and Cole Vision units including 75 optical locations in Canada as a result of the acquisition of AOCO Limited in November 1996. This was partially offset by one less week of sales in fiscal 1996 compared to fiscal 1995 and the closing of 95 low-volume Cole Gift departments. Comparable store sales increased 10.7% at Cole Vision primarily as a result of successful eyewear promotions and growth in the managed vision care program. Comparable store sales increased 1.4% at Cole Gift benefiting from the roll-out of monogrammed softgoods and the introduction of new merchandise. At February 1, 1997, the Company had 3,115 specialty service retail locations including the Pearle company-operated stores and 338 franchised locations, versus 2,378 at the end of the prior year.

           Gross profit increased to $429.4 million in fiscal 1996 from $394.2 million in fiscal 1995. Gross margins for fiscal 1996 and fiscal 1995 were 68.6% and 68.3%, respectively. The increase in gross margin percentage was the result of lower product costs, improved optical lab productivity and a higher level of personalization in the sales mix at Things Remembered. In fiscal 1997, the Company's consolidated gross margin is expected to decline from its historical levels as Pearle has a lower gross margin than the Company due to the higher costs of in-store laboratories and lower margin wholesale sales to franchised stores partially offset by franchise royalties, fees and interest income on franchise notes receivable which have no corresponding cost of goods sold.

           Operating expenses increased 8.3% to $360.2 million in fiscal 1996 from $332.5 million the prior year. As a percentage of revenue, operating expenses were 57.6% in fiscal 1996 and 1995. Operating expenses increased primarily due to higher advertising expenditures, payroll costs and store occupancy expenses, partly offset by one less week in fiscal 1996. Advertising expenditures at Cole Vision were increased for optical promotions to encourage continued sales growth above last year's successful promotions. Payroll costs increased because of more higher-volume retail units open in 1996, including an increased number of Things Remembered personalization superstores, and additional payroll to support increased sales. Store occupancy expenses increased primarily as a result of the increased number of Things Remembered personalization superstores and higher percentage rents caused by increased comparable store sales. Fiscal 1996 depreciation and amortization expense of $17.3 million was $1.6 million more than fiscal 1995 reflecting an increase in capital expenditures.

           In the fourth quarter of fiscal 1996, the Company recorded a $64.4 million pre-tax charge for certain unusual and non-recurring items. Such charge was primarily related to the acquisition of Pearle and included costs incurred related to the integration and consolidation of Pearle into the Company's operations, as well as certain other non-recurring charges. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of the business integration and other non-recurring charges.

           Income from operations excluding the charge for non-recurring items increased 13.0% to $51.9 million in fiscal 1996 from $45.9 million the prior year. The increase was primarily attributable to increased revenue and higher gross margin.

           Net interest expense for fiscal 1996 of $22.8 million was $1.4 million more than that of the prior year. This increase was primarily due to $3.4 million of additional interest expense related to the financing of the Pearle acquisition offset by decreases in interest expense due to the retirement of $5.0 million of 11.25% Senior Notes due 2001 (the "Senior Notes") in November 1995, the purchase and subsequent retirement of $15.1 million of Senior Notes in November 1996, the elimination of working capital borrowings and increased interest income from an increase in temporary cash investments.

           The income tax benefit of $7.1 million for fiscal 1996 includes a $20.0 million income tax benefit related to the charge for business integration and other non-recurring items. The effective income tax rate on income excluding the charge for business integration and other non-recurring items was 44.0% in fiscal 1996 and 1995. This rate reflects the significant impact of non-deductible amortization of goodwill in both years. A more complete discussion of income taxes is included in Note 7 of the Notes to Consolidated Financial Statements.

Fiscal 1995 Compared to Fiscal 1994

           Net sales increased 9.3% to $577.1 million in fiscal 1995 from $528.0 million in fiscal 1994. The increase in consolidated sales was due to a comparable store sales increase of 3.4%, sales for the 53rd week of approximately $9.3 million and additional Things Remembered and Cole Vision units open in fiscal 1995. Comparable store sales increased primarily as a result of successful eyewear promotions and growth in the managed vision care program at Cole Vision and expanded gift and softgoods merchandise at Things Remembered locations. Fourth quarter comparable store sales were even with last year as the retail industry in general experienced a very difficult Christmas season and severe weather conditions in many major markets. At February 3, 1996, the Company operated 2,378 specialty service retail locations versus 2,287 at the end of the prior year. The net increase in retail units includes the acquisition by Cole Vision on May 21, 1995, of 59 optical departments located in BJ's Wholesale Club stores and the sale of the Company's 39 Sunspot fashion sunglass kiosks as of April 29, 1995.

           Gross profit increased to $394.2 million in fiscal 1995 from $363.3 million in fiscal 1994. Gross margins for fiscal 1995 and fiscal 1994 were 68.3% and 68.8%, respectively. The decrease in gross margin percentage was primarily due to an increase in the sales of lower margin optical products, including disposable contact lenses, and a lower mix of higher margin merchandise, primarily keys, at CGC. Gross margin in the fourth quarter of fiscal 1995, however, improved to 67.1% from 66.9% in fiscal 1994, benefiting from fiscal 1994 and 1995 investments aimed at increasing optical laboratory capacity and production efficiency and from reduced material costs for spectacles. The Company expects the fourth quarter gross margin trend to continue into fiscal 1996.

           Operating expenses increased 8.9% to $332.5 million in fiscal 1995 from $305.5 million the prior year. As a percentage of sales, operating expenses decreased to 57.6% in fiscal 1995 from 57.8% in fiscal 1994. Operating expenses increased primarily because of higher payroll costs, store occupancy expenses and advertising expense due, in part, to the 53rd week. The higher payroll costs were also the result of more retail units in fiscal 1995 and additional payroll to support the higher level of sales. Partially offsetting the payroll increases were savings from outsourcing the Company's data processing operations in fiscal 1995. Store occupancy expense increased because of the increased number of retail units and higher percentage rents due to increased comparable store sales. Advertising costs increased primarily as a result of additional efforts to support eyewear promotions. Also included in operating expense in fiscal 1995 was a $0.2 million provision for the closing of approximately 90 low volume leased key and gift departments in the first quarter of fiscal 1996. The closings are expected to improve the Company's operating results during the first nine months of the fiscal year. Fiscal 1995 depreciation and amortization expense of $15.7 million was $0.8 million more than fiscal 1994 reflecting an increase in capital expenditures that began in the latter part of fiscal 1993.

           Income from operations increased 6.9% to $45.9 million in fiscal 1995 from $43.0 million the prior year. The increase was primarily attributable to the increased sales. The lower gross margin percentage was partially offset by improved leveraging of operating expenses.

           Net interest expense for fiscal 1995 of $21.4 million was $0.4 million less than that of the prior year. This decrease was primarily due to an increase in interest income and lower borrowings on the 11.25% Senior Notes.

           The income tax provision of $10.8 million for fiscal 1995 represents an effective tax rate of 44.0%. This rate reflects the significant impact of non-deductible amortization of goodwill. The income tax benefit of $3.7 million in fiscal 1994 included the effects of utilizing all of the Company's net operating loss carryforwards and the reversal of a valuation allowance on net deferred tax assets in the fourth quarter of fiscal 1994. A more complete discussion of income taxes is included in Note 7 of Notes to Consolidated Financial Statements.

           Net income in fiscal 1994 of $24.7 million included a loss on early extinguishment of debt of $0.1 million to reflect the payment of premiums, the write-off of unamortized debt discount and other costs associated with retiring the debt in connection with CNC's initial public offering.

Forward-Looking Information

           Certain sections of this report contain forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. All forward-looking statements involve risk and uncertainty.

           The Company operates in a highly competitive environment, and its future liquidity, financial condition and operating results may be materially affected by a variety of factors, some of which may be beyond the control of the Company, including risks associated with the integration of Pearle, the Company's ability to select and stock merchandise attractive to customers, economic and weather factors affecting consumer spending, operating factors, including manufacturing quality of optical and engraved goods, affecting customer satisfaction, the Company's relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company's business.

Item 8.  Financial Statements and Supplementary Data

           Information required by this Item appears on pages F-1 through F-20 of this Form 10-K and is incorporated herein by reference.

Other financial statements and schedules are filed herewith as "Financial Statement Schedules" pursuant to Item 14.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

           None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

           Information required by this Item has been omitted pursuant to General Instruction J of Form 10-K.

Item 11.  Executive Compensation

           Information required by this Item has been omitted pursuant to General Instruction J of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

           Information required by this Item has been omitted pursuant to General Instruction J of Form 10-K.

Item 13.  Certain Relationships and Related Transactions

           Information required by this Item has been omitted pursuant to General Instruction J of Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (2) Financial Statements and Financial Statement
               Schedules

           The financial statements and financial statement schedules filed as part of this Form 10-K for the Company and its consolidated subsidiaries are located as set forth in the index on page F-1.

(a)(3) Exhibits

           See Exhibit Index on pages X-1 through X-5.

(b)  Reports on Form 8-K

           The following reports were filed by the Company during the last quarter of the fiscal year ended February 1, 1997:

           On December 2, 1996, the Company filed a report on Form 8-K reporting the Pearle transaction including the filing of Exhibits.

           On December 19, 1996, the Company filed a report on Form 8-K/A to include (i) audited financial statements for Pearle, Inc. for the years ended September 30, 1996, 1995 and 1994 and (ii) pro forma financial information for Cole National Group, Inc. and Subsidiaries for the fiscal year ended February 3, 1996 and 39 weeks ended November 2, 1996.

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

           No annual report or proxy statement covering the Company's last fiscal year has been or will be circulated to security holders.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                          Page
                                                                          ----

Audited Financial Statements:

  Report of Independent Public Accountants                                 F-2
  Consolidated Balance Sheets at February 1, 1997 and
    February 3, 1996                                                       F-3
  Consolidated Statements of Operations for the 52 weeks
    ended February 1, 1997, the 53 weeks ended
    February 3, 1996, and the 52 weeks ended
    January 28, 1995                                                       F-4
  Consolidated Statements of Stockholder's Equity (Deficit)
    for the 52 weeks ended February 1, 1997, the 53 weeks ended
    February 3, 1996 and the 52 weeks ended January 28, 1995               F-5
  Consolidated Statements of Cash Flows for the 52 weeks
    ended February 1, 1997, the 53 weeks ended February 3,
    1996 and the 52 weeks ended January 28, 1995                           F-6
  Notes to Consolidated Financial Statements                               F-7

Financial Statement Schedules:

  Report of Independent Public Accountants on the Financial
    Statement Schedule                                                    F-21
  Schedule I - Condensed Financial Information of
    Registrant                                                            F-22

All financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF COLE NATIONAL GROUP, INC.:

         We have audited the accompanying consolidated balance sheets of Cole National Group, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of February 1, 1997 and February 3, 1996, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cole National Group, Inc. and Subsidiaries as of February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1997, in conformity with generally accepted accounting principles.


                                                     ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 19, 1997.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       February 1,   February 3,
                                                          1997          1996

Assets
Current assets:
  Cash and temporary cash investments                   $  73,141     $  29,260
  Accounts receivable, less allowance for
    doubtful accounts of $3,068 in 1996
    and $-0- in 1995                                       39,539        18,544
  Current portion of notes receivable                       6,060          --
  Inventories                                             119,236        84,794
  Prepaid expenses and other                                7,362         5,869
  Deferred income tax benefits                             24,925         9,813
                                                        ---------     ---------
    Total current assets                                  270,263       148,280

Property and equipment, at cost                           211,408       154,589
  Less - accumulated depreciation and
    amortization                                         (100,598)      (90,883)
                                                        ---------     ---------
    Total property and equipment, net                     110,810        63,706

Other assets:
  Notes receivable, excluding current portion              24,387          --
  Deferred income taxes and other                          28,057         5,038
  Intangible assets, net                                  139,308        81,163
                                                        ---------     ---------
    Total assets                                        $ 572,825     $ 298,187
                                                        =========     =========

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
  Current portion of long-term debt                     $     477     $     292
  Accounts payable                                         62,145        29,082
  Payable to affiliates                                    65,590         1,255
  Accrued interest                                          9,630         7,044
  Dividend payable                                           --          13,500
  Accrued liabilities                                     123,001        51,381
  Accrued income taxes                                      6,978         5,970
                                                        ---------     ---------
    Total current liabilities                             267,821       108,524

Long-term debt, net of discount and current portion       314,359       180,218

Other long-term liabilities                                27,000         6,948

Stockholder's equity (deficit):
  Common stock                                               --            --
  Paid-in capital                                         122,681       118,065
  Foreign currency translation adjustment                     (26)         --
  Accumulated deficit                                    (159,010)     (115,568)
                                                        ---------     ---------
    Total stockholder's equity (deficit)                  (36,355)        2,497
                                                        ---------     ---------
    Total liabilities and stockholder's
      equity                                            $ 572,825     $ 298,187
                                                        =========     =========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                          52 Weeks      53 Weeks     52 Weeks
                                            Ended        Ended        Ended
                                         February 1,   February 3,  January 28,
                                            1997          1996         1995
                                         -----------   -----------  -----------

Net revenue                               $ 683,990     $577,091    $ 528,049

Costs and expenses:
  Cost of goods sold                        221,304      182,934      164,723
  Operating expenses                        390,863      332,540      305,470
  Depreciation and amortization              19,812       15,686       14,892
  Business integration and other
    non-recurring charges                    64,400         --           --
                                          ---------     --------    ---------
      Total costs and expenses              696,379      531,160      485,085
                                          ---------     --------    ---------

Income (loss) from operations               (12,389)      45,931       42,964

Interest expense, net                        22,759       21,382       21,823
                                          ---------     --------    ---------

Income (loss) before income taxes and
  extraordinary item                        (35,148)      24,549       21,141

Income tax provision (benefit)               (7,106)      10,799       (3,703)
                                          ---------     --------    ---------

Income (loss) before extraordinary item     (28,042)      13,750       24,844

Extraordinary loss on early
  extinguishment of debt                       --           --           (134)
                                          ---------     --------    ---------

Net income (loss)                         $ (28,042)    $ 13,750    $  24,710
                                          =========     ========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                             (Dollars in thousands)

                                                                          Foreign
                                                                         Currency       Notes
                                                                          Trans-      Receivable                         Total
                                                                          lation         Stock          Accum-          Stock-
                                               Common        Paid-In      Adjust        Option          ulated         holders'
                                                Stock        Capital       ment        Exercise         Deficit         Equity
                                               ------       --------       ----        -------        ---------        --------
Balance, January 29, 1994                      $ --         $111,865       $--         $(1,130)       $(140,528)       $(29,793)
                                               ------       --------       ----        -------        ---------        --------

  Net income                                     --             --          --            --             24,710          24,710

  Capital contribution by
    parent                                       --            6,200        --            --               --             6,200

  Repayment of notes
    receivable                                   --             --          --              22             --                22
                                               ------       --------       ----        -------        ---------        --------

Balance, January 28, 1995                        --          118,065        --          (1,108)        (115,818)          1,139
                                               ------       --------       ----        -------        ---------        --------

  Net income                                     --             --          --            --             13,750          13,750

  Transfer of notes receivable                   --             --          --           1,108             --             1,108

  Dividend to parent                             --             --          --            --            (13,500)        (13,500)
                                               ------       --------       ----        -------        ---------        --------

Balance, February 3, 1996                        --          118,065        --            --           (115,568)          2,497
                                               ------       --------       ----        -------        ---------        --------

  Net loss                                       --             --          --            --            (28,042)        (28,042)

  Stock options granted                          --            4,153        --            --               --             4,153

  Effect of foreign currency
    translation                                  --             --          (26)          --               --               (26)

  Tax benefit of stock option
    exercises                                    --              463        --            --               --               463

  Dividend to parent                             --             --          --            --            (15,400)        (15,400)
                                               ------       --------       ----        -------        ---------        --------

Balance, February 1, 1997                      $ --         $122,681       $(26)       $  --          $(159,010)       $(36,355)
                                               ======       ========       ====        =======        =========        ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                   52 Weeks             53 Weeks         52 Weeks
                                                                     Ended                Ended             Ended
                                                                  February 1,          February 3,       January 28,
                                                                     1997                 1996              1995
                                                                  -----------          -----------       -----------
Cash flows from operating activities:
    Net income (loss)                                              $ (28,042)           $ 13,750          $ 24,710
    Adjustments to reconcile net
      income (loss) to net cash provided
      by operating activities:
           Extraordinary loss on early
              extinguishment of debt                                    --                  --                 134
           Depreciation and amortization                              19,812              15,686            14,892
           Non-recurring charges                                      23,292                --                --
           Non-cash interest expense                                     519                 454               469
           Deferred income taxes                                     (16,575)              4,394           (10,153)
           Change in assets and liabilities:
             Increase in accounts and notes
               receivable, prepaid expenses
               and other assets                                       (3,896)             (4,894)           (4,596)
             Decrease (increase) in inventories                       (3,582)              2,452            (8,723)
             Increase in accounts payable, accrued
               liabilities and other liabilities                      73,491               2,812               211
             Increase (decrease) in accrued
               interest                                                2,586                 109              (272)
             Increase in accrued income taxes                          1,305               1,419             2,386
                                                                   ---------            --------          --------
                 Net cash provided by
                   operating activities                               68,910              36,182            19,058
                                                                   ---------            --------          --------
Cash flows from financing activities:
  Repayment of long-term debt                                        (15,511)             (5,200)           (5,667)
  Payment of deferred financing fees                                  (6,066)               --                (100)
  Advances from affiliates, net                                       34,888                --                --
  Proceeds from long-term debt, net                                  148,875                --                --
  Other                                                                 --                  --                  22
                                                                   ---------            --------          --------
                 Net cash provided (used) by
                   financing activities                              162,186              (5,200)           (5,745)
                                                                   ---------            --------          --------
Cash flows from investing activities:
  Purchases of property and equipment, net                           (23,269)            (19,675)          (18,527)
  Acquisition of businesses, net of cash
    acquired                                                        (157,426)               (800)           (4,675)
  Systems development costs                                           (3,820)               (706)           (1,295)
  Other, net                                                          (2,700)               (271)               10
                                                                   ---------            --------          --------
                 Net cash used by
                     investing activities                           (187,215)            (21,452)          (24,487)
                                                                   ---------            --------          --------
Cash and temporary cash investments:
  Net increase (decrease) during the period                           43,881               9,530           (11,174)
  Balance, beginning of the period                                    29,260              19,730            30,904
                                                                   ---------            --------          --------
  Balance, end of the period                                       $  73,141            $ 29,260          $ 19,730
                                                                   =========            ========          ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      Summary of Significant Accounting Policies

         Basis of Presentation -

                Cole National Group, Inc. (CNG) is a wholly owned subsidiary of Cole National Corporation (the Parent). The consolidated financial statements include the accounts of CNG and its wholly owned subsidiaries (collectively, the Company). CNG's subsidiaries include Pearle, Inc. (Pearle) which was acquired on November 15, 1996 (see Note
         2). All significant intercompany transactions have been eliminated in consolidation.

                The Company is a specialty service retailer operating in both host and non-host environments. The Company's primary lines of business are eyewear products and services and personalized gifts. Eyewear products and services and personalized gifts represented approximately 60% and 40%, respectively, of sales in 1996 and 50% of sales each in 1995 and 1994. With the acquisition of Pearle, eyewear products and services are expected to comprise over 70% of the Company's net revenue in 1997.

                 The Company sells its products through over 2,777 company-owned retail locations and 338 franchised locations in all 50 states, Canada, and the Caribbean, and differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations. The Company considers its operations to be in one business segment.

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. Fiscal years 1996 and 1994 consisted of 52 weeks while fiscal year 1995 consisted of 53 weeks.

         Inventories -

                The Company's inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

         Property and Depreciation -

                The Company's policy is to provide depreciation using the straight-line method over a period which is sufficient to amortize the cost of the asset during its useful life or lease term, whichever is shorter.

                The estimated useful lives for depreciation purposes are:

         Buildings and improvements                     5 to 40 years
         Equipment                                      3 to 10 years
         Furniture and fixtures                         2 to 10 years
         Leasehold improvements                         2 to 20 years

                Property and equipment, at cost, consists of the following as of February 1, 1997 and February 3, 1996 (000's omitted):

                                                          1997             1996
                                                        --------         ------
         Land and buildings                             $ 10,604         $  3,615
         Furniture, fixtures and equipment               142,958          114,802
         Leasehold improvements                           57,846           36,172
                                                        --------         --------
                Total property and equipment            $211,408         $154,589
                                                        ========         ========

         Store Opening Expenses -

                Store opening expenses are charged to operations in the year the store is opened, which is generally the year the expense is incurred.

         Notes Receivable -

                The Company's notes receivable are from Pearle's franchisees throughout the U.S. and are collateralized by inventory, equipment, and leasehold improvements at each location. The notes generally bear interest at the prime rate plus 3% and require monthly payments of principal and interest over periods of up to ten years.

         Intangible Assets -

                Intangible assets, net consist of the following at February 1, 1997 and February 3, 1996 (000's omitted):

                                            1997                  1996
                                           ------                -----

                Tradenames               $ 49,198               $     -
                Goodwill                   90,110                81,163
                                         --------               -------
                                         $139,308               $81,163
                                         ========               =======

                Tradenames acquired in connection with the Pearle acquisition are being amortized on a straight-line basis over 40 years and are presented net of accumulated amortization of $262,000 at February 1, 1997.

                Goodwill is being amortized on a straight-line basis over 40 years and is presented net of accumulated amortization of $30,609,000 and $29,640,000 at February 1, 1997 and February 3, 1996, respectively. Management regularly evaluates its accounting for goodwill considering primarily such factors as historical profitability, current operating profits and cash flows. The Company believes that, at February 1, 1997, the asset is realizable and the amortization period is still appropriate.

         Other Assets -

                Financing costs incurred in connection with obtaining long-term debt are capitalized in other assets and amortized over the life of the related debt using the effective interest method.

         Other Long-Term Liabilities -

                Other long-term liabilities consist primarily of certain employee benefit obligations, deferred lease credits and other lease related obligations not expected to be paid within 12 months and deferred income taxes. Deferred lease credits are amortized on a straight-line basis over the life of the applicable lease.

         Cash Flows -

                For purposes of reporting cash flows, the Company considers all temporary cash investments, which have original maturities of three months or less, to be cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments.

                Net cash flows from operating activities reflect cash payments for income taxes and interest as follows (000's omitted):

                                      1996              1995             1994
                                    --------          --------         ------

                Income taxes        $ 5,300            $ 4,264          $ 2,250
                Interest            $21,275            $21,580          $22,069

                During 1994, the Parent contributed $6.2 million of its receivable from the Company to the Company's paid in capital in exchange for 100 additional shares of the Company's common stock.

                During 1995, non-cash financing activities included incurring $887,000 in capital lease obligations.

                During 1995, a dividend in the amount of $13.5 million was declared and was payable to the Parent at February 3, 1996. During 1996, a dividend in the amount of $15.4 million was declared and paid to the Parent. Payment of the dividends was recorded as an increase to payable to affiliates.

         Revenues -

                Revenues include sales of goods and services to retail customers at company-operated stores, sales of merchandise inventory to franchisees and other outside customers, and other revenues from franchisees such as royalties based on sales, interest income on notes receivable and initial franchise fees. Other revenues from franchisees totaled $4.0 million in fiscal 1996.

                Franchise revenues based on sales by franchisees are accrued as earned. Initial franchise fees are recorded as income when all material services or conditions relating to the sale of the franchises have been substantially performed or satisfied by the Company and when the related store begins operations.

         Advertising -

                The Company expenses advertising production costs and advertising costs as incurred. Advertising expense was approximately $33,630,000; $23,560,000 and $20,370,000 for 1996, 1995 and 1994,
         respectively. The Company has certain commitments to purchase advertising in fiscal 1997 approximating $8,000,000.

         Foreign Currency Translation -

                The assets and liabilities of the Company's foreign subsidiaries are translated to United States dollars at the rates of exchange on the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. Translation gains or losses are included in the foreign currency translation adjustment component of stockholder's equity.

         Capital Stock -

                At February 1, 1997 and February 3, 1996, there were 1,100 shares of common stock, par value $.01 per share, authorized, issued and outstanding.

         Earnings Per Share -

                Earnings per share and weighted average number of common shares outstanding data for 1996, 1995 and 1994 have been omitted as the presentation of such information, considering the Company is a wholly owned subsidiary of the Parent, is not meaningful.

         Asset Impairment -

                In the first quarter of 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows. During the fourth quarter of 1996, the Company recorded a provision for impairment (see Note 3).

         Reclassifications -

                Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

(2)      Acquisitions of Businesses

                On November 15, 1996, the Company purchased from the Parent, for an aggregate purchase price of $157.7 million including the costs of acquisition, certain assets and all of the issued and outstanding common stock of Pearle, Inc. (Pearle). Pearle consisted of 346 company-operated optical stores and 340 franchised locations in the United States, Canada and the Caribbean. For its most recent fiscal year ended September 30, 1996, Pearle had annual net revenue of $302.2 million.

                  The Pearle acquisition was accounted for under the purchase method of accounting. The results of operations of Pearle have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair values as of the closing date. This resulted in an excess of purchase price over net assets acquired of $20.2 million. The relative fair values of the assets acquired and liabilities assumed were based upon valuations and other studies and included tradenames of $49.5 million, unfavorable leasehold interests of $7.5 million, accruals for involuntary severance and termination benefits of $4.4 million and other purchase price adjustments. As of February 1, 1997, approximately $175,000 of severance and termination benefits were paid and charged against these liabilities.

                  The purchase price allocation is substantially complete but is subject to adjustment, should actual costs differ from the recorded amounts. Such adjustments, if made within one year from the date of acquisition, will be recorded as adjustments to goodwill. Thereafter, any cost incurred in excess of the liability recorded will be included in the determination of net income.

                  On a pro forma basis, if the Pearle acquisition had taken place at the beginning of the respective periods, unaudited consolidated net revenues would have been $933.8 million for fiscal 1996 and $873.7 million for fiscal 1995. After giving effect to certain pro forma adjustments, including adjustments to reflect the amortization of tradenames and goodwill, the elimination of transactions between Pearle and its former parent, the elimination of Pearle's provision for impairment of intangible assets and related costs which resulted from the acquisition, increased interest expense and reduced interest income associated with acquisition funding and the estimated related income tax effects, pro forma net loss in fiscal 1996 would have improved by $2.3 million and pro forma net income in 1995 would have decreased by $10.6 million. Anticipated efficiencies from the consolidation of the Company and Pearle have not been reflected in these amounts because their realization cannot be assured.

                  The unaudited pro forma results have been prepared for informational purposes only and should not be considered indicative of the actual results of operations which would have occurred had the acquisition been in effect at the beginning of the periods indicated, and do not purport to be indicative of results of operations which may occur in the future.

                  The Company also made the following acquisitions, each of which has been accounted for under the purchase method of accounting. In November 1996, the Company acquired all of the issued and outstanding stock of AOCO Limited, which operates 73 Sears Optical Departments and two freestanding Vision Club stores in Canada, for a purchase price of $2.6 million. In May 1995, the Company acquired the assets of 59 optical departments located in BJ's Wholesale Clubs for a purchase price of $1.1 million. In January 1994, the Company acquired the assets of 107 leased optical departments within Montgomery Ward stores for a purchase price of $4.7 million. Pro forma financial results have not been presented for these acquisitions as they did not have a material effect on the Company's results of operations.

(3)      Business Integration and Other Non-recurring Charges

                In the fourth quarter of fiscal 1996, the Company recorded a $64.4 million pre-tax charge for certain unusual and non-recurring items. Such charge was primarily related to the acquisition of Pearle and included costs incurred related to the integration and consolidation of Pearle into the Company's operations, as well as certain other non-recurring charges. The charge included $17.6 million for store and other facility closings, $21.6 million related to computer systems, $9.4 million for asset impairment and $15.8 million of other charges. Total cash outlay related to these charges is approximately $41.1 million, of which $2.9 million has been paid as of February 1, 1997. The remaining amount is expected to be incurred within the next 12 to 18 months, except for certain lease costs which may be incurred over the remaining life of the leases. Although the Company currently does not anticipate that there will be additional non-recurring charges in the future, as the integration and consolidation of Pearle is completed, additional costs may be incurred that will be charged against operating income at that time.

                Subsequent to the effective date of the Pearle acquisition, the Company identified certain unprofitable Pearle stores which it intends to close in fiscal 1997. At certain other on-going retail locations, a decision was made to close the in-store labs and supply these locations from other facilities. In addition, the Company decided to retain Pearle's distribution and central lab facilities, but to close Pearle's home office facility in Dallas, Texas. The charge for store and other facilities closings consists primarily of the remaining noncancellable term of operating leases and other obligations remaining on these facilities subsequent to their estimated date of closing along with the loss on fixed assets.

                In fiscal 1995, the Company entered into a ten-year agreement to outsource its systems integration needs and data processing operations. Due to the Pearle Acquisition, the Company has reassessed its system requirements and decided to terminate its outsourcing agreement and install new systems utilizing the resources of internal and external systems integrators. The Company and the outsourcing entity have agreed in principle to the terms of the termination arrangement. The settlement cost of terminating the outsourcing agreement, as well as other related costs, have been accrued as of February 1, 1997. Hardware and software costs directly related to the development and installation of new systems which will benefit future operations have been and will be capitalized as incurred.

                Following the Pearle acquisition and in light of current year operating results, the Company reviewed the strategic direction of certain other operations. In accordance with SFAS No. 121, the Company determined that the goodwill associated with portions of its gift and optical businesses would not be recoverable as the carrying values of these businesses exceeded fair value, as measured by projected future discounted cash flows.

                The other charges include costs related to employee matters, including duplicate costs incurred through fiscal year-end and costs related to hiring employees in connection with the consolidation of the Pearle home office functions and other costs of management realignment. In addition, the other charges include incremental travel and professional fees incurred in connection with the integration of Pearle, along with costs of developing and implementing a new franchise agreement. Also, in February 1996, the Board of Directors of the Parent granted stock options to executive officers at a share price equal to the market price of the Parent's common stock on the date of grant, which were subject to stockholder approval. The increase in the price of the common stock between the grant date and the date of stockholder approval resulted in $4.2 million of compensation expense. The options as approved contained accelerated vesting provisions if the common stock price rose to certain levels, which were reached in the fourth quarter of fiscal 1996. Because future periods will not benefit by this plan, the Company recognized the full costs of the plan as expense.

(4)      Long-Term Debt

                Long-term debt at February 1, 1997 and February 3, 1996 is summarized as follows (000's omitted):

                                                          1997          1996
                                                        ---------     ---------
         7.5% Obligation in connection
           with Industrial Revenue Bonds                $     338     $     506

         11.25% Senior Notes:
           Face value                                     165,838       181,000
           Unamortized discount                            (1,455)       (1,834)
                                                        ---------     ---------
             Total 11.25% Senior Notes                    164,383       179,166

         9.875% Senior Subordinated Notes:
           Face value                                     150,000          --
           Unamortized discount                            (1,111)         --
                                                        ---------     ---------
             Total 9.875% Senior Subordinated Notes       148,889          --

         Capital lease obligations (see Note 9)             1,226           838
                                                        ---------     ---------
                                                          314,836       180,510
         Less current portion                                (477)         (292)
                                                        ---------     ---------

             Net long-term debt                         $ 314,359     $ 180,218
                                                        =========     =========

                The 11.25% Senior Notes (the Senior Notes) mature October 1, 2001 with no earlier scheduled redemption or sinking fund payments. Interest on the Senior Notes is payable semi-annually on each April 1 and October 1.

                On November 15, 1996, CNG issued $150 million of 9.875% Senior Subordinated Notes (the Notes) due in 2006. The Notes were used by the Company to finance a portion of the Pearle acquisition (see Note 2). Interest on the Notes is payable semi-annually in arrears on December 31 and June 30 commencing June 30, 1997.

                The Senior Notes and the Notes are general unsecured obligations of CNG, subordinated in right of payment to senior indebtedness of CNG and senior in right of payment to any current or future subordinated indebtedness of CNG.

                The indentures pursuant to which the Senior Notes and the Notes were issued restrict dividend payments to the Company to 50% of CNG's net income after October 31, 1993, plus amounts due to the Parent under a tax sharing agreement and for administrative expenses of the Parent not to exceed 0.25% of CNG's net revenue. The indentures also contain certain optional and mandatory redemption features and other financial covenants. The Company was in compliance with these covenants at February 1, 1997.

                During the first quarter of 1994, the Parent completed an initial public offering (IPO) of the Parent's Common Stock. A portion of the net proceeds from the IPO was advanced to the Company by the Parent and used to retire $4.0 million of the Senior Notes. The Company recorded an extraordinary loss of $134,000 representing the payment of a premium, the write-off of unamortized discount and other costs associated with retiring this debt. The loss is net of an income tax benefit of $72,000.

                During the second quarter of fiscal 1996, the Parent used a portion of the net proceeds from its public stock offering to purchase approximately $15.1 million of the Senior Notes in the open market. In connection with the acquisition of Pearle, the Company purchased and retired the $15.1 million of Senior Notes held by the Parent at a price equal to net book value.

                The agreement in connection with the Industrial Revenue Bonds provides for repayment of the obligation in annual installments of $168,750 through 1998. The Industrial Revenue Bonds are secured by office and distribution facilities with a net book value of $1,646,000 at February 1, 1997.

                At February 1, 1997, the fair value of the Company's long-term debt was approximately $342.7 million compared to a carrying value of $314.8 million. The fair value was estimated primarily by using quoted market prices.

 (5)     Credit Facility

                Concurrent with the Pearle acquisition, the principal operating subsidiaries of CNG (the Borrowers) entered into a Credit Facility. The Credit Facility replaced, concurrent with the issuance of the Notes, the existing revolving credit facility.

                The Credit Facility provides the Borrowers with a four-year revolving line of credit of up to the lesser of a "borrowing base" and $75 million. Up to $30 million of the Credit Facility is available for the issuance of letters of credit. Borrowings under the Credit Facility initially bear interest at a rate equal to, at the option of the Borrowers, either (a) the Eurodollar Rate plus 1.25% or (b) 0.25% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1% and (iii) the federal funds rate plus 0.5%. The Company pays a commitment fee of 0.375% per annum on the total unused portion of the facility. Additionally, the Credit Facility requires the Borrowers to comply with various operating covenants that restrict corporate activities, including covenants restricting the Borrowers' ability to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The Credit Facility also requires the Borrowers to comply with certain financial covenants, including covenants regarding minimum interest coverage, maximum leverage and consolidated net worth. The Borrowers were in compliance with these covenants at February 1, 1997.

                The Credit Facility restricts dividend payments to CNG to amounts needed to pay interest on the Senior Notes and the Notes, and certain amounts related to taxes, along with up to $8.0 million plus 0.25% of the Company's net revenue annually for other direct expenses of the Parent or CNG. In addition, dividends of up to $20.0 million are permitted to repurchase the Senior Notes and/or the Notes.

                The maximum amount of short term borrowings outstanding during 1995 was $3.5 million. No amounts were outstanding as of February 1, 1997 or February 3, 1996, or at any time during fiscal 1996.

 (6)     Stock Options

                  The Parent has various stock option plans in which key employees of the Company are eligible to participate.

         The Company applies APB Opinion 25 and related Interpretations in accounting for the Parent's stock-based compensation plans. Accordingly, no compensation cost has been recognized for the Parent's stock option plans in fiscal 1994 and fiscal 1995. Compensation cost that has been charged against income for the Parent's stock-based plans in fiscal 1996 was $4.2 million as discussed in Note 3. Had compensation cost for the Parent's stock-based compensation plans been determined based on the fair value at the dates of awards under those plans consistent with the method of SFAS No. 123, the Company's net loss in fiscal 1996 would have been increased to $29,961,000 and its net income in fiscal 1995 would have been reduced to $13,609,000.

                  The fair value of each option grant by the Parent in fiscal 1995 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 6.4 and 6.2 percent for grants in fiscal 1995 and 1996, respectively, and expected lives of six years and volatility of 33 percent for options granted in both fiscal years. Because the SFAS No. 123 method of accounting has not been applied to options prior to January 29, 1995, the resulting pro forma expense may not be representative of that to be expected in the future.

 (7)     Income Taxes

                  Income tax provision (benefit) for fiscal 1996, 1995 and 1994 is detailed below (000's omitted):

                                                 1996         1995         1994
                                             --------     --------     --------

         Currently payable -                 $  7,442     $  4,615     $  4,434
           Federal                              2,027        1,790        2,016
           State and local                   --------     --------     --------
                                                9,469        6,405        6,450
                                             --------     --------     --------

         Deferred -                           (16,575)       3,260       (1,494)
           Federal
           Utilization of net operating          --          1,134        4,169
             loss carryforwards                  --           --        (12,828)
           Change in valuation allowance     --------     --------     --------
                                              (16,575)       4,394      (10,153)
                                             --------     --------     --------

                                             $ (7,106)    $ 10,799     $ (3,703)
           Income tax provision (benefit)    ========     ========     ========

                The income tax provision (benefit) reflected in the accompanying consolidated statements of operations differs from the federal statutory rate as follows (000's omitted):

                                                       1996      1995      1994
                                                   --------   -------  --------

       Tax provision (benefit) at statutory
         rate                                      $(12,301)  $ 8,592  $  7,399
       Tax effect of -
         State income taxes, net of
           federal tax benefit                        1,317     1,164     1,310
         Amortization of cost in excess
           of net assets of purchased
           businesses                                   936       900       901
         Non-recurring charges                        2,584      --        --
         Change in valuation allowance                 --        --     (12,828)
         Other, net                                     358       143      (485)
                                                   --------   -------  --------
           Tax provision (benefit)                 $ (7,106)  $10,799  $ (3,703)
                                                   ========   =======  ========

                The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities at February 1, 1997 and February 3, 1996 are as follows (000's omitted):

                                                           1997            1996
                                                       --------        --------

         Deferred tax assets:
           Employee benefit accruals                   $  6,137        $  3,375
           Business integration accruals                 13,373            --
           Other non-deductible accruals                 15,066           3,922
           State and local taxes                          1,254           1,086
           Tax credit and net operating
             loss carryforwards                            --             1,990
           Intangibles                                    6,148            --
           Other                                          8,569           1,252
                                                       --------        --------
             Total deferred tax assets                   50,547          11,625
                                                       --------        --------


         Deferred tax liabilities:
           Depreciation and amortization                 (5,043)         (5,070)
           Other                                         (5,535)           (836)
                                                       --------        --------
             Total deferred tax liabilities             (10,578)         (5,906)
                                                       --------        --------

         Net deferred taxes                            $ 39,969        $  5,719
                                                       ========        ========

(8)      Retirement Plans

                The Company maintains a noncontributory defined benefit pension plan (the Retirement Plan) that covers employees who have met eligibility service requirements and are not members of certain collective bargaining units. The Retirement Plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and their compensation levels near retirement.

                The Company's policy is to fund amounts necessary to keep the Retirement Plan in full force and effect, in accordance with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974. Actuarial present values of benefit obligations are determined using the projected unit credit method.

                Pension expense for fiscal 1996, 1995 and 1994 includes the following components (000's omitted):

                                                 1996         1995         1994
                                              -------      -------      -------

         Service cost - benefits earned
            during the period                 $   646      $   528      $   581

         Interest cost on the projected
            benefit obligation                  1,467        1,369        1,292

         Less:
            Return on plan assets -
            Actual                             (1,669)      (1,138)         178
            Deferred                              477           11       (1,294)
                                              -------      -------      -------
                                               (1,192)      (1,127)      (1,116)
         Amortization of transition
            asset over 17.9 years                (179)        (179)        (179)
                                              -------      -------      -------
               Net pension expense            $   742      $   591      $   578
                                              =======      =======      =======

               The following sets forth the funded status of the Retirement Plan at December 31, 1996 and 1995 based upon the actuarial present values of benefit obligations (000's omitted):

                                                         1996            1995
                                                       --------        --------
         Accumulated benefit obligations:
            Vested                                     $ 17,605        $ 17,147
            Nonvested                                       238             291
                                                       --------        --------
               Total                                   $ 17,843        $ 17,438
                                                       ========        ========

         Projected benefit obligation
            for service rendered to date               $ 19,046        $ 19,030
         Fair value of plan assets,
            primarily money market and
            equity mutual funds                          16,774          13,849
                                                       --------        --------
         Plan assets less than projected
            benefit obligation                           (2,272)         (5,181)
         Unrecognized prior service cost                    140             168
         Net unrecognized loss                            1,252           2,983
         Unamortized transition asset                    (1,416)         (1,595)
                                                       --------        --------
               Pension liability included
                  in accrued liabilities               $ (2,296)       $ (3,625)
                                                       ========        ========

                The weighted average discount rate used to measure the projected benefit obligation was 8.0% in 1996 and 7.75% in 1995. For both years, the rate of increase in future compensation levels was 5.0% and the expected long-term rate of return on plan assets was 9.5%.

                The Company has a defined contribution plan, including features under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to its employees. Eligible employees may contribute up to 15% of their compensation to the plan. There is no mandatory matching of employee contributions by the Company, but discretionary matches of $327,000, $164,000 and $164,000 were recorded for 1996, 1995 and 1994, respectively.

                The Company also has a contributory profit sharing plan for Pearle employees meeting certain service requirements as defined in the plan. The Company's contribution to the plan consists of a minimum matching contribution plus an additional performance contribution. Profit sharing expense amounted to $229,000 in 1996.

                During fiscal 1994, the Company established two Supplemental Executive Retirement Plans which will provide for the payment of retirement benefits to participating executives supplementing amounts payable under the Company's Retirement Plan. The first plan is an excess benefit plan designed to replace benefits that would otherwise have been payable under the Retirement Plan but that were limited as a result of certain tax law changes. The second plan is a defined contribution plan under which participants will receive an annual credit based on a percentage of base salary, subject to vesting requirements. Expense for these plans for fiscal 1996, 1995 and 1994 was $468,000, $447,000 and $413,000, respectively.

(9)      Commitments

                The Company leases a substantial portion of its facilities including laboratories, office and warehouse space, and retail store locations. These leases generally have initial terms of up to 10 years and often contain renewal options. Certain of the store locations have been sublet to franchisees. In most leases covering retail store locations, additional rents are payable based on store sales. In addition, the Company operates departments in various host stores paying occupancy costs solely as a percentage of sales under agreements containing short-term cancellation clauses. Generally, the Company is required to pay taxes and normal expenses of operating the premises for laboratory, office, warehouse and retail store leases; the host stores pay these expenses for departments operated on a percentage-of-sales basis. The following amounts represent rental expense for fiscal 1996, 1995 and 1994 (000's omitted):

                                                 1996         1995         1994
                                             --------     --------     --------

         Occupancy costs based on sales      $ 53,152     $ 50,218     $ 47,198
         All other rental expense              45,365       32,697       30,003
         Sublease rental income                (5,935)      (1,510)      (1,455)
                                             --------     --------     --------

                                             $ 92,582     $ 81,405     $ 75,746
                                             ========     ========     ========

                During 1995, the Company entered into leases for equipment which have been accounted for as capital leases. At February 1, 1997 and February 3, 1996, property under capital leases consisted of $887,000 in equipment with accumulated amortization of $111,000 and $22,000, respectively.

                At February 1, 1997, future minimum lease payments and sublease income receipts under noncancellable leases, and the present value of future minimum lease payments for capital leases are as follows (000's omitted):

                                               Capital       Operating Leases
                                                Leases     Payments     Receipts
                                               -------     --------     -------
                1997                           $   385     $ 66,887     $13,528
                1998                               382       58,641      11,503
                1999                               300       50,277       9,202
                2000                               385       37,386       6,655
                2001                                 -       26,797       4,112
                2002 and thereafter                  -       65,157       6,152
                                               -------     --------     -------
         Total future minimum
           lease payments                        1,452     $305,145     $51,152
                                                           ========     =======
         Amount representing interest             (226)
                                               -------
         Present value of future
           minimum lease payments              $ 1,226
                                               =======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON THE FINANCIAL STATEMENT SCHEDULE

TO COLE NATIONAL GROUP, INC.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Cole National Group, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 19, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

                                                    ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 19, 1997.

                                                                      Schedule I

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

--------------------------------------------------------------------------------

Cole National Group, Inc.
Condensed Balance Sheets
February 1, 1997 and February 3, 1996
(Dollars in millions)
                                                              1997         1996
                                                             ------       ------

Assets:

Cash                                                         $ 64.5       $ 26.3
Accounts receivable                                             0.1         --
Receivable from subsidiaries                                   --           22.4
Deferred income tax benefits                                    6.6          5.8
Investment in subsidiaries                                    329.9        174.4
Property and equipment, net                                     3.8          4.1
Other                                                           6.7          1.0
                                                             ------       ------

     Total assets                                            $411.6       $234.0
                                                             ======       ======

Liabilities and Stockholder's Equity:

Accounts payable and accrued expenses                        $ 58.1       $ 34.5
Dividend payable                                               --           13.5
Payable to affiliates                                          73.9          1.3
Long-term debt                                                314.0        180.0
Other                                                           2.0          2.2
Stockholder's equity (deficit)                                (36.4)         2.5
                                                             ------       ------

     Total liabilities and stockholder's
       equity                                                $411.6       $234.0
                                                             ======       ======

                                                                      Schedule I
Cole National Group, Inc.                                            (continued)
Condensed Statements of Operations and Cash Flows
(Dollars in millions)

                                                  52 Weeks   53 Weeks   52 Weeks
                                                   Ended      Ended      Ended
                                                   Feb. 1,    Feb. 3,   Jan. 28,
                                                    1997       1996       1995
                                                   ------     ------      -----
Revenue:
    Dividends from subsidiaries                    $ --        $ 14.0    $ 19.2
    Services to affiliates                            8.4         6.9       6.8
                                                   ------      ------    ------
      Total revenue                                   8.4        20.9      26.0
  Operating expenses                                 (8.4)       (6.9)     (6.8)
  Non-recurring charge                              (28.9)       --        --
  Interest expense                                   (8.9)       (7.8)    (14.2)
                                                   ------      ------    ------
    Pre-tax income (loss)                           (37.8)        6.2       5.0
  Income tax benefit                                 11.9         2.9      18.8
                                                   ------      ------    ------
  Income (loss) before equity in
    undistributed earnings (loss) of
    subsidiaries and extraordinary
    item                                            (25.9)        9.1      23.8
  Equity in undistributed earnings
    (loss) of subsidiaries                           (2.1)        4.6       1.0
                                                   ------      ------    ------
  Income (loss) before extraordinary
    item                                            (28.0)       13.7      24.8
  Extraordinary loss                                 --          --         (.1)
                                                   ------      ------    ------
  Net income (loss)                                 (28.0)       13.7      24.7
                                                   ------      ------    ------
  Adjustments to reconcile net income
    (loss) to cash provided by
    operations                                       29.0        16.9     (20.2)
                                                   ------      ------    ------
  Net cash provided by operating
    activities                                        1.0        30.6       4.5
  Financing activities:
    Repayment of long-term debt                     (15.3)       (5.0)     (4.2)
    Advances from affiliates                         67.3        --        --
    Proceeds from long-term debt                    148.9        --        --
    Payment of financing fees                        (6.1)       --        --
                                                   ------      ------    ------
  Net cash provided (used) by
    financing activities                            194.8        (5.0)     (4.2)
  Investing activities:
    Acquisition of business, net
      of cash acquired                             (157.6)       --        --
    Other                                            --            .7       (.3)
                                                   ------      ------    ------
  Net cash provided (used) by
    investing activities                           (157.6)         .7       (.3)
  Net increase in cash                               38.2        26.3      --
  Cash, beginning of period                          26.3        --        --
                                                   ------      ------    ------
  Cash, end of period                              $ 64.5      $ 26.3    $ --
                                                   ======      ======    ======

                                                                      Schedule I
                                                                     (continued)

              Note to Condensed Financial Information of Registrant

--------------------------------------------------------------------------------

The accompanying financial information of Cole National Group, Inc. (CNG), a wholly-owned subsidiary of Cole National Corporation, is as of February 1, 1997 and February 3, 1996 and for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995. CNG is a holding company for its wholly-owned subsidiaries, Things Remembered, Inc., Cole Vision Corporation, Pearle, Inc., Pearle Service Corporation and Cole Gift Centers, Inc. and except for expenses associated with CNG's corporate offices, consisted of no other operations.

This financial information should be read in connection with the Notes to Consolidated Financial Statements of Cole National Group, Inc. and Subsidiaries contained elsewhere in this Form 10-K.

                                   SIGNATURES

           Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COLE NATIONAL GROUP, INC.

May 1, 1997                By: /s/ Wayne L. Mosley
                              ----------------------------------------
                                           Wayne L. Mosley
                                    Vice President and Controller

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             *                Chairman and Chief      May 1, 1997
----------------------------- Executive Officer and
      Jeffrey A. Cole         Director (Principal
                              Executive Officer and
                              Principal Financial
                              Officer)


             *                President and Director  May 1, 1997
-----------------------------
       Brian B. Smith

 /s/ Wayne L. Mosley          Vice President and      May 1, 1997
----------------------------- Controller (Principal
      Wayne L. Mosley         Accounting Officer)


             *                Director                May 1, 1997
-----------------------------
     Timothy F. Finley

             *                Director                May 1, 1997
-----------------------------
       Irwin N. Gold

             *                Director                May 1, 1997
-----------------------------
       Peter V. Handal

             *                Director                May 1, 1997
-----------------------------
      Charles A. Ratner

* The undersigned, by signing his name hereto, does sign and execute this report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.


         /s/ Wayne L. Mosley
-----------------------------------
 Wayne L. Mosley, Attorney-in-Fact

                                  EXHIBIT INDEX




Exhibit
Number                     Description
------                     -----------

3.1(i) Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1(i) to the Company's Registration Statement on Form S-1
          (Registration No. 33-66342).

3.2(ii) By-Laws of the Company, incorporated by reference to Exhibit 3.2(ii) to the Company's Registration
          Statement on Form S-1 (Registration No. 33-66342).

4.1 Indenture dated as of September 30, 1993 between the Company and Norwest Bank Minnesota, N.A., as trustee, relating to the 11 1/4% Senior Notes due 2001 (the form of which Senior Note is included in such Indenture), incorporated by reference to
          Exhibit 4.1 to Cole National Corporation's Annual Report on Form 10-K for the period ended February 3, 1996 (File No. 1-12814).

4.2 The Company by this filing agrees, upon request, to file with the Commission the instruments defining the rights of holders of long-term debt of the Company and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

4.3 Indenture dated November 15, 1996, by and among the Company and Norwest Bank Minnesota, National Association, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2006 (the form of which Senior Subordinated Note is included in such Indenture), incorporated by reference to Exhibit
          4.1 of Cole National Corporation's Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

Exhibit
Number                     Description
------                     -----------

10.9      Lease Agreement (Knoxville) dated as of November
          28, 1979 by and between Tommy Hensley, as agent for the real property of Mrs. Don Siegel and Cole
          Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1
          (Registration No. 33-66342).

10.10 Lease Agreement (Memphis) dated as of October 2, 1991 by and between Shelby Distribution Park and Cole Vision Corporation, incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 33-66342).

10.11 Lease Agreement (Richmond) dated as of April 23, 1982 by and between Daniel, Daniel & Daniel and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit
          10.17 to the Company's Registration Statement on Form S-1 (Registration No. 33-66342).

10.12 Lease for Multi-Tenancy Space (Salt Lake) dated as of October 30, 1981 by and between East Centennial Joint Venture and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 33-66342).

10.13     Form of Lease Agreement Finite 19518 dated as of
          December 29, 1988 between Sears, Roebuck and Co.
          and Cole Vision Corporation, incorporated by reference to Exhibit 10.23 to the Company's
          Registration Statement on Form S-1 (Registration
          No. 33-66342).

Exhibit
Number                     Description
------                     -----------

10.14 Lease Agreement (Knoxville) dated as of April 11, 1995 by and between Richard T. Fox and Cole Vision Corporation, incorporated by reference to Exhibit
          10.29 to Cole National Corporation's Annual Report on Form 10-K for the period ended February 3, 1996 (File No. 1-12814).

10.15     Form of Indemnification Agreement for Directors of
          Cole National Corporation, incorporated by
          Reference to Exhibit 10.19 to the Company's
          Registration Statement on Form S-1 (Registration
          No. 33-66342).

10.16     Form of Indemnification Agreement for Officers of
          Cole National Corporation, incorporated by reference to Exhibit 10.20 to the Company's
          Registration Statement on Form S-1 (Registration
          No. 33-66342).

10.17     Master License Agreement dated as of October 2,
          1986, between Montgomery Ward & Co., Incorporated and Cole Vision Corporation, as amended, incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1
          (Registration No. 33-66342).

10.18     Master License Agreement dated as of June 12,
          1986, between Montgomery Ward & Co., Incorporated and Bay Cities Optical Company, as amended, incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1
          (Registration No. 33-66342).

10.19 Form of License Agreement (Optical), incorporated by reference to Exhibit 10.24 to the Company's
          Registration Statement on Form S-1 (Registration
          No. 33-66342).

10.20 Form of License/Lease Agreement (Optical), incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1
          (Registration No. 33-66342).

Exhibit
Number                     Description
------                     -----------

10.23 Agreement for the Allocation of Federal Income Tax Liability and Benefits among Members of the Parent Group dated August 23, 1985, as amended, incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration No. 33-66342).

10.24 Assignment and Assumption Agreement dated as of September 30, 1993 between Cole National
          Corporation and the Company, incorporated by reference to Exhibit 10.24 to Cole National
          Corporation's Annual Report on Form 10-K for the period ended February 3, 1996 (File No. 1-12814).

10.25 Lease agreement (Salt Lake) dated as of November 1, 1996 by and between Gibbons Realty Company and Cole Vision Corporation, incorporated by reference to Exhibit 10.01 of Cole National Corporation's quarterly report of Form 10-Q for the period ended November 2, 1996 (File No. 1-12814).

10.26 Credit Agreement, dated as of November 15, 1996, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to
          Exhibit 99.1 of Cole National Corporation's Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

10.27 CNG Guarantee and Cash Collateral Agreement, dated as of November 15, 1996, by the Company and Cole National Corporation, incorporated by reference to
          Exhibit 99.3 of Cole National Corporation's Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

Exhibit
Number                     Description
------                     -----------

10.28 Guarantee and Collateral Agreement, dated as of November 15, 1996, by Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 99.4 of Cole National Corporation's Report on Form 8-K, field with the Commission on December 2, 1996 (File No. 1-12814).

10.29* License agreement (Gift Centers and Key Departments) dated as of March 16, 1995, between Sears, Roebuck and Co. and Cole Gift Centers,
          Inc., as amended, incorporated by reference to
          Exhibit 10.49 of Cole National Corporation's Report on Form 10-K for the period ended February 1, 1997 (File No. 1-12814).

21 Subsidiaries of the Registrant -- This exhibit has been omitted pursuant to Instruction J of Form
          10-K.

24        Power(s) of Attorney.

27        Financial Data Schedule




* CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR THE REDACTED PORTIONS OF THIS EXHIBIT, AND SUCH CONFIDENTIAL PORTIONS HAVE BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.