Form 10-Q
period 1997-05-03
COLE NATIONAL GROUP INC
filed 1997-06-13
CIK 909492

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 3, 1997, OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO_______.

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

AS OF MAY 27, 1997, 1,100 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.


================================================================================

--------------------------------------------------------------------------------




                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                            QUARTER ENDED MAY 3, 1997
                                      INDEX

                                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION

           ITEM 1.   FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEETS AS OF MAY 3, 1997 AND
                     FEBRUARY 1, 1997..........................................           1

                     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE 13
                     WEEKS ENDED MAY 3, 1997 AND MAY 4, 1996...................           2

                     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE 13
                     WEEKS ENDED MAY 3, 1997 AND MAY 4, 1996...................           3

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................           4

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.......................         5 - 7

PART II.  OTHER INFORMATION

           ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K..........................       8

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                            May 3,       February 1,
Assets                                                      1997            1997
------                                                   ----------       ---------
Current assets:
    Cash and temporary cash investments                   $  20,202       $  73,141
    Accounts receivable, less allowance for doubtful
       accounts of $1,632 in 1997 and $3,068 in 1996         41,835          39,539
    Current portion of notes receivable                       5,106           6,060
    Inventories                                             127,456         119,236
    Prepaid expenses and other                                8,636           7,362
    Deferred income tax benefits                             24,925          24,925
                                                          ---------       ---------
          Total current assets                              228,160         270,263

Property and equipment, at cost                             218,422         211,408
    Less - accumulated depreciation and amortization       (107,089)       (100,598)
                                                          ---------       ---------
          Total property and equipment, net                 111,333         110,810

Other assets:
    Notes receivable, excluding current portion              22,039          24,387
    Deferred income taxes and other                          35,130          28,057
    Intangible assets, net                                  138,237         139,308
                                                          ---------       ---------
          Total assets                                    $ 534,899       $ 572,825
                                                          =========       =========

Liabilities and Stockholder's Equity
------------------------------------
Current liabilities:
    Current portion of long-term debt                     $     457       $     477
    Accounts payable                                         44,672          62,145
    Payable to affiliates                                    51,973          65,590
    Accrued interest                                          8,706           9,630
    Accrued liabilities                                     115,825         123,001
    Accrued income taxes                                      6,057           6,978
                                                          ---------       ---------
          Total current liabilities                         227,690         267,821

Long-term debt, net of discount and current portion         314,363         314,359

Other long-term liabilities                                  26,956          27,000

Stockholder's deficit:
    Common stock                                                  -               -
    Paid-in capital                                         122,681         122,681
    Foreign currency translation adjustment                    (182)            (26)
    Accumulated deficit                                    (156,609)       (159,010)
                                                          ---------       ---------
          Total stockholder's deficit                       (34,110)        (36,355)
                                                          ---------       ---------
          Total liabilities and stockholder's equity      $ 534,899       $ 572,825
                                                          =========       =========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                            13 Weeks Ended
                                         ---------------------
                                          May 3,       May 4,
                                           1997         1996
                                         --------     --------

Net revenue                              $248,542      $142,890

Costs and expenses:
    Cost of goods sold                     85,770        44,500
    Operating expenses                    142,565        87,414
    Depreciation and amortization           7,607         4,202
                                         --------      --------
           Total costs and expenses       235,942       136,116
                                         --------      --------

Income from operations                     12,600         6,774

Interest expense, net                       8,313         5,058
                                         --------      --------

Income before income taxes                  4,287         1,716

Income tax provision                        1,886           756
                                         --------      --------

Net income                               $  2,401      $    960
                                         ========      ========









The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   13 Weeks Ended
                                                              ------------------------
                                                               May 3,          May 4,
                                                                1997            1996
                                                              ---------      ---------
Cash flows from operating activities:
    Net income                                                $  2,401       $    960
    Adjustments to reconcile net income to net cash
       used by operating activities:
           Depreciation and amortization                         7,607          4,202
           Non-cash interest                                       225            106
           Change in assets and liabilities:
              Increase in accounts and notes receivable,
                 prepaid expenses and other assets              (1,655)        (2,083)
              Increase in inventories                           (8,220)        (3,610)
              Decrease in accounts payable, accrued
                 liabilities and other liabilities             (23,296)        (3,897)
              Decrease in accrued interest                        (924)        (5,101)
              Decrease in accrued income taxes                    (921)        (3,285)
                                                              --------       --------
                 Net cash used by operating activities         (24,783)       (12,708)
                                                              --------       --------

Cash flows from financing activities:
    Repayment of long-term debt                                    (85)          (130)
    Advances from (to) affiliates, net                         (13,617)            23
    Other                                                         (155)             -
                                                              --------       --------
                 Net cash used by financing activities         (13,857)          (107)
                                                              --------       --------

Cash flows from investing activities:
    Purchases of property and equipment, net                    (7,041)        (3,324)
    Systems development costs                                   (2,543)          (349)
    Other                                                       (4,715)          (146)
                                                              --------       --------
                 Net cash used by investing activities         (14,299)        (3,819)
                                                              --------       --------

Cash and temporary cash investments:
    Net decrease during the period                             (52,939)       (16,634)
    Balance, beginning of the period                            73,141         29,260
                                                              --------       --------
    Balance, end of the period                                $ 20,202       $ 12,626
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

     The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information not misleading. These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 1, 1997.

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of May 3, 1997 and the results of operations and cash flows for the 13 weeks ended May 3, 1997 and May 4, 1996.

     Inventories

     The accompanying interim consolidated financial statements have been prepared without physical inventories. Inventories at May 3, 1997 and May 4, 1996 were valued at the lower of first-in, first-out (FIFO) cost or market.

     Cash Flows

     Net cash flows from operating activities reflect cash payments for income taxes and interest of $2,974,446 and $9,492,000, respectively, for the 13 weeks ended May 3, 1997, and $4,087,000 and $10,308,000, respectively, for the 13 weeks ended May 4, 1996.

(2)   SEASONALITY

     The Company's business historically has been seasonal with approximately 30% of its revenue and approximately 50% of its income from operations occurring in the fourth fiscal quarter because of the importance of gift sales during the Christmas retailing season. Although the Pearle acquisition will moderate the seasonality of the Company due to relatively lower levels of optical product sales during the Christmas holiday season, the Company's business will remain seasonal. Therefore, results of operations for interim periods are not necessarily indicative of full year results.

(3)   RECLASSIFICATIONS

     Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

     The following is a discussion of certain factors affecting the Company's results of operations for the 13 week periods ended May 3, 1997 and May 4, 1996 (the Company's first quarter). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the Company's audited financial statements for the fiscal year ended February 1, 1997 included in its annual report on Form 10-K.

     The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended February 1, 1997 is referred to as "fiscal 1996."

RESULTS OF OPERATIONS

     Net revenue for the first quarter of fiscal 1997 increased 73.9% to $248.5 million from $142.9 million for the same period in fiscal 1996. The increase was primarily attributable to the acquisitions of Pearle and Sears Optical of Canada in November 1996, which accounted for $85.5 million of the increase. For the quarter, the Company's consolidated comparable store sales increased 5.4% in fiscal 1997 and 7.6% in fiscal 1996. A strong comparable store sales increase of 10.9% at Cole Vision was primarily a result of successful eyewear promotions and growth in managed vision care sales. Comparable store sales decreased 3.7% at Cole Gift which was negatively impacted by the lower levels of mall traffic and unseasonably bad weather in the early spring. In the first quarter of fiscal 1997, the Company began classifying capitation and other fees associated with its growing managed vision care business as revenue, which previously had been netted with operating expenses. The opening of additional Cole Gift and Cole Vision units also contributed to the first quarter revenue increases. At May 3, 1997, the Company had 3,119 specialty service retail locations, including 327 franchised locations, compared to 2,308 at May 4, 1996.

     Gross profit increased to $162.8 million in the first quarter of fiscal 1997 from $98.4 million in the same period last year. The gross profit increase was primarily attributable to the addition of Pearle, increased revenue at Cole Vision and the classification of managed vision care fees as revenue. Gross margins for the first quarter of fiscal 1997 and fiscal 1996 were 65.5% and 68.9%, respectively. The lower gross margin percentage resulted primarily from the addition of Pearle which has a lower gross margin than the Company has historically experienced due to the higher costs of in-store laboratories and lower margin wholesale sales to franchised stores. This was partially offset by revenue generated by Pearle's franchise royalties and fees, interest income on Pearle's franchise notes receivable and the managed vision care fees, each of which has no corresponding cost of goods sold.

     Operating expenses increased 63.1% to $142.6 million in the first quarter of fiscal 1997 from $87.4 million in 1996, but as a percentage of revenue, operating expenses decreased to 57.4% in fiscal 1997 from 61.2% in fiscal 1996. The leverage improvement was primarily a result of the addition of Pearle, which has lower operating expenses as a percentage of revenue than the rest of the Company, along with leverage gains achieved by Cole Vision's comparable store sales increase. Fiscal 1997 depreciation and amortization expense of $7.6 million was $3.4 million more than fiscal 1996 reflecting the addition of Pearle and an increase in capital expenditures.

     Income from operations increased 86.0% to $12.6 million for the first quarter of fiscal 1997 from $6.8 million for the same period a year ago, primarily the result of the Pearle acquisition and strong sales growth at Cole Vision, offset in part by softer sales performance at Cole Gift.

     Net interest expense increased $3.3 million over the first quarter of fiscal 1996 to $8.3 million. The increase was primarily attributable to the additional interest on $150.0 million of Notes issued in connection with financing the Pearle acquisition, partially offset by a decrease in interest expense due to the retirement of $15.1 million of Senior Notes in the third quarter of fiscal 1996.

     An income tax provision was recorded in the first quarter of both fiscal 1997 and fiscal 1996 using the Company's estimated annual effective tax rate of 44%.

     Net income increased to $2.4 million for the first quarter of fiscal 1997 from $1.0 million for the first quarter of fiscal 1996. The increase was due to improvement in income from operations offset, in part, by the increase in net interest expense.

     The Company's business historically has been seasonal with approximately 30% of its revenue and approximately 50% of its income from operations occurring in the fourth fiscal quarter because of the importance of gift sales during the Christmas retailing season. Although the Pearle acquisition will moderate the seasonality of the Company due to relatively lower levels of optical product sales during the Christmas holiday season, the Company's business will remain seasonal. Therefore, results of operations for interim periods are not necessarily indicative of full year results.

FORWARD-LOOKING INFORMATION

     Certain sections of this Form 10-Q contain forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. All forward-looking statements involve risk and uncertainty.

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

                           PART II - OTHER INFORMATION

    ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

          27       Financial Data Schedule

     (b) Reports on Form 8-K

         The Company has not filed any reports on Form 8-K for the quarterly period ended May 3, 1997.

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

                           Date:  June 13, 1997

                            COLE NATIONAL GROUP, INC.
                                    FORM 10-Q
                            QUARTER ENDED MAY 3, 1997

                                  EXHIBIT INDEX

Exhibit
Number      Description
------      -----------

27          Financial Data Schedule