Form 10-Q
period 1997-08-02
COLE NATIONAL GROUP INC
filed 1997-09-16
CIK 909492

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 2,
         1997, OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---   SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM             TO
              ------------   --------------.

                         COMMISSION FILE NUMBER 33-66342

                            COLE NATIONAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                        34-1744334
 (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

       5915 LANDERBROOK DRIVE
       MAYFIELD HEIGHTS, OHIO                                     44124
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                  (440)449-4100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

AS OF AUGUST 25, 1997, 1,100 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.
================================================================================

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED AUGUST 2, 1997
                                      INDEX

                                                                            PAGE NO.
PART I.  FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEETS AS OF AUGUST 2, 1997
               AND FEBRUARY 1, 1997..........................................   1

               CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE 13
               WEEKS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996 AND
               FOR THE 26 WEEKS ENDED AUGUST 2, 1997 AND AUGUST 3,
               1996..........................................................   2

               CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE 26
               WEEKS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996.................   3

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................... 4 - 5

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS........................... 6 - 8

PART II.  OTHER INFORMATION

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         August 2,       February 1,
Assets                                                      1997           1997
------                                                   --------         ------
Current assets:
    Cash and temporary cash investments                  $ 133,142      $  73,141
    Accounts receivable, less allowance for doubtful
      accounts of $2,104 in 1997 and $3,068 in 1996         52,096         39,539
    Current portion of notes receivable                      5,049          6,060
    Inventories                                            129,570        119,236
    Prepaid expenses and other                              14,239          7,362
    Deferred income tax benefits                            24,925         24,925
                                                         ---------      ---------
          Total current assets                             359,021        270,263

Property and equipment, at cost                            222,450        211,408
    Less - accumulated depreciation and amortization      (111,062)      (100,598)
                                                         ---------      ---------
          Total property and equipment, net                111,388        110,810

Other assets:
    Notes receivable, excluding current portion             20,146         24,387
    Deferred income taxes and other                         41,956         28,057
    Intangible assets, net                                 137,205        139,308
                                                         ---------      ---------
          Total assets                                   $ 669,716      $ 572,825
                                                         =========      =========

Liabilities and Stockholder's Equity
------------------------------------
Current liabilities:
    Current portion of long-term debt                    $     465      $     477
    Accounts payable                                        47,648         62,145
    Payable to affiliates                                  169,949         65,590
    Accrued interest                                         7,804          9,630
    Accrued liabilities                                    118,823        123,001
    Accrued income taxes                                    10,598          6,978
                                                         ---------      ---------
          Total current liabilities                        355,287        267,821

Long-term debt, net of discount and current portion        314,377        314,359

Other long-term liabilities                                 26,949         27,000

Stockholder's deficit:
    Common stock                                              --             --
    Paid-in capital                                        122,681        122,681
    Foreign currency translation adjustment                   (234)           (26)
    Accumulated deficit                                   (149,344)      (159,010)
                                                         ---------      ---------
          Total stockholder's deficit                      (26,897)       (36,355)
                                                         ---------      ---------
          Total liabilities and stockholder's equity     $ 669,716      $ 572,825
                                                         =========      =========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                          13 Weeks Ended       26 Weeks Ended
                                       --------------------  --------------------
                                       August 2,  August 3,  August 2,  August 3,
                                         1997       1996       1997       1996
                                       --------   --------   --------   --------

Net revenue                            $254,030   $153,465   $502,572   $296,355

Costs and expenses:
    Cost of goods sold                   85,352     47,400    171,122     91,900
    Operating expenses                  140,576     87,847    283,141    175,261
    Depreciation and amortization         7,110      4,248     14,717      8,450
                                       --------   --------   --------   --------
           Total costs and expenses     233,038    139,495    468,980    275,611
                                       --------   --------   --------   --------

Income from operations                   20,992     13,970     33,592     20,744

Interest expense, net                     8,321      4,924     16,634      9,982
                                       --------   --------   --------   --------

Income before income taxes               12,671      9,046     16,958     10,762

Income tax provision                      5,406      3,979      7,292      4,735
                                       --------   --------   --------   --------
Net income                             $  7,265   $  5,067   $  9,666   $  6,027
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

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           26 Weeks Ended
                                                                      ------------------------
                                                                      August 2,    August 3,
                                                                         1997         1996
                                                                      ---------      ---------

Cash flows from operating activities:
    Net income                                                        $   9,666      $   6,027
    Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
           Depreciation and amortization                                 14,717          8,450
           Non-cash interest                                                450            214
           Change in assets and liabilities:
              Increase in accounts and notes receivable,
               prepaid expenses and other assets                        (18,644)          (803)
              Decrease (increase) in inventories                        (10,334)           630
              Increase (decrease) in accounts payable,
                accrued liabilities and other liabilities               (13,578)         3,389
              Decrease in accrued interest                               (1,826)           (47)
              Increase in accrued income taxes                            3,620            238
                                                                      ---------      ---------
                 Net cash provided (used) by operating activities       (15,929)        18,098
                                                                      ---------      ---------

Cash flows from financing activities:
    Repayment of long-term debt                                            (143)          (161)
    Advances from affiliates, net                                       103,724          9,721
    Other, net                                                             (204)          --
                                                                      ---------      ---------
                 Net cash provided by financing activities              103,377          9,560
                                                                      ---------      ---------
Cash flows from investing activities:
    Purchases of property and equipment, net                            (13,103)        (8,465)
    Systems development costs                                            (6,990)        (2,220)
    Other                                                                (7,354)          (145)
                                                                      ---------      ---------
                 Net cash used by investing activities                  (27,447)       (10,830)
                                                                      ---------      ---------
Cash and temporary cash investments:
    Net increase during the period                                       60,001         16,828
    Balance, beginning of the period                                     73,141         29,260
                                                                      ---------      ---------
    Balance, end of the period                                        $ 133,142      $  46,088
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

           In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of August 2, 1997 and the results of operations for the 13 and 26 weeks ended August 2, 1997 and August 3, 1996, and cash flows for the 26 weeks ended August 2, 1997 and August 3, 1996.

      Inventories

           The accompanying interim consolidated financial statements have been prepared without physical inventories. Inventories at August 2, 1997 and August 3, 1996 were valued at the lower of first-in, first-out (FIFO) cost or market.

      Cash Flows

           Net cash flows from operating activities reflect cash payments for income taxes and interest of $3,668,000 and $18,915,000, respectively, for the 26 weeks ended August 2, 1997, and $4,544,000 and $10,460,000, respectively, for the 26 weeks ended August 3, 1996.

(2)        STOCK OFFERING

           On July 18, 1997, the Parent completed a public stock offering of 2,587,500 shares of its Class A Common Stock at a price of $47.00 per share. Net proceeds from the offering were approximately $116 million.

(3)   SEASONALITY

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

(4)   RECLASSIFICATIONS

           Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

(5)   SUBSEQUENT EVENTS

           On August 5, 1997, the Parent acquired all of the issued and outstanding common stock of American Vision Centers, Inc. (AVC), the ninth largest retail optical chain in the United States, for an aggregate purchase price of approximately $28.9 million, including debt assumed. Subsequent to the acquisition, the Parent transferred AVC to the Company as an equity contribution. The Company anticipates that it will take a non-recurring business integration charge in fiscal 1997.

           On August 15, 1997, the Company announced a tender offer to purchase up to all of its $165.8 million 11-1/4% Senior Notes (the Senior Notes) due 2001 at a price of $1,105.61 per $1,000 of principal, plus accrued interest. The tender offer expired on September 12, 1997, at which time a total of $150.9 million of principal amount of Senior Notes were tendered, leaving $14.9 million outstanding.

           As a result of the tender offer, the Company expects to record an extraordinary charge of up to $20.0 million, representing the tender premium, the write-off of the related unamortized debt discount and other costs associated with purchasing the debt.

           On August 22, 1997, the Company issued $125.0 million of 8-5/8% Senior Subordinated Notes (the Senior Subordinated Notes) due 2007. Proceeds from this debt issuance of approximately $121.7 million, along with cash on hand, will be used to fund the above mentioned tender offer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

           The following is a discussion of certain factors affecting the Company's results of operations for the 13 week and 26 week periods ended August 2, 1997 and August 3, 1996 (the Company's second quarter and first six months, respectively). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the Company's audited financial statements for the fiscal year ended February 1, 1997 included in its annual report on Form 10-K.

           The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended February 1, 1997 is referred to as "fiscal 1996."

RESULTS OF OPERATIONS

           Net revenue for the second quarter of fiscal 1997 increased 65.5% to $254.0 million from $153.5 million for the same period in fiscal 1996. Net revenue for the first six months of fiscal 1997 increased 69.6% to $502.6 million from $296.4 million for the same period in fiscal 1996. The increases in revenue were primarily attributable to the acquisitions of Pearle and Sears Optical of Canada in November 1996, which accounted for $81.7 and $167.2 million of the increases for the second quarter and first six months, respectively. The Company's consolidated comparable store sales increased 3.0% and 4.2% in the second quarter and first six months of fiscal 1997, respectively. A second quarter comparable store sales increase of 7.8% at Cole Vision was primarily a result of successful eyewear promotions and growth in managed vision care sales. Second quarter comparable store sales decreased 2.4% at Cole Gift, which was negatively impacted by the lower levels of mall traffic. In the first quarter of fiscal 1997, the Company began classifying capitation and other fees associated with its growing managed vision care business as revenue. Such fees are netted with operating expenses in the fiscal 1996 financial statements. The opening of additional Cole Gift and Cole Vision units also contributed to the second quarter revenue increase. At August 2, 1997, the Company had 3,130 specialty service retail locations, including 321 franchised locations, compared to 2,321 at August 3, 1996.

           Gross profit increased to $168.7 million in the second quarter of fiscal 1997 from $106.1 million in the same period last year. The gross profit increase was primarily attributable to the addition of Pearle, increased revenue at Cole Vision and the classification of managed vision care fees as revenue. Gross margins for the second quarters of fiscal 1997 and fiscal 1996, respectively, were 66.4% and 69.1%, respectively. For the first six months, gross profit increased to $331.5 million from $204.5 million for the same period a year ago. Gross margins for the first six months in fiscal 1997 and fiscal 1996 were 66.0% and 69.0%, respectively. The lower gross margin percentages in fiscal 1997 resulted primarily from the addition of Pearle which operates at a lower gross margin than the Company has historically experienced due to the higher costs of in-store laboratories and lower margin wholesale sales to franchised stores. This was partially offset by revenue generated by Pearle's franchise royalties and fees, interest income on Pearle's franchise notes receivable and the managed vision care fees, each of which has no corresponding cost of goods sold.

           Operating expenses increased 60.0% to $140.6 million in the second quarter of fiscal 1997 from $87.8 million in fiscal 1996, but as a percentage of revenue, operating expenses decreased to 55.3% in fiscal 1997 from 57.2% in fiscal 1996. For the first six months of fiscal 1997, operating expenses increased 61.6% to $283.1 million from $175.3 million for the same period last year. As a percentage of revenue, operating expenses for the first six months decreased to 56.3% in fiscal 1997 from 59.1% in fiscal 1996. The leverage improvement for the second quarter and first six months was primarily a result of the addition of Pearle, which has lower operating expenses as a percentage of revenue than the rest of the Company, along with leverage gains achieved by Cole Vision's comparable store sales increase. Fiscal 1997 depreciation and amortization expense of $7.1 million in the second quarter and $14.7 million in the first six months was $2.9 and $6.3 million more, respectively, than the same periods in fiscal 1996 reflecting the addition of Pearle and an increase in capital expenditures.

           Income from operations increased 50.3% to $21.0 million for the second quarter of fiscal 1997 and increased 61.9% to $33.6 million for the first six months, primarily the result of the Pearle acquisition and strong sales growth at Cole Vision, offset in part by softer sales performance at Cole Gift.

           Net interest expense increased $3.4 million over the second quarter of fiscal 1996 to $8.3 million and increased $6.7 million over the first six months of fiscal 1996 to $16.6 million. The increase was primarily attributable to the additional interest on $150.0 million of 9-7/8% Senior Subordinated Notes (the Existing Senior Subordinated Notes) issued in connection with financing the Pearle acquisition, partially offset by a decrease in interest expense due to the purchase and subsequent retirement of $15.1 million of Senior Notes in the fourth quarter of fiscal 1996.

           An income tax provision was recorded in the first six months of fiscal 1997 and fiscal 1996 using the Company's estimated annual effective tax rate of 43% and 44%, respectively.

           Net income increased to $7.3 million for the second quarter of fiscal 1997 from $5.1 million for the same period in fiscal 1996. For the first six months of fiscal 1997, net income increased to $9.7 million from $6.0 million for that period last year. The increases were due to improvement in income from operations offset, in part, by the increase in net interest expense.

           The Company's business historically has been seasonal with approximately 30% of its net revenue and approximately 50% of its income from operations occurring in the fourth fiscal quarter because of the importance of gift sales during the Christmas retailing season. Although the Pearle acquisition will moderate the seasonality of the Company due to relatively lower levels of optical product sales during the Christmas holiday season, the Company's business will remain seasonal. Therefore, results of operations for interim periods are not necessarily indicative of full year results.

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

    ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

      4.1 Indenture, dated August 22, 1997, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the 8-5/8% Senior Subordinated Notes Due 2007, incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-34963).

      4.2 Registration Rights Agreement, dated August 22, 1997, among the Company and CIBC Wood Gundy Securities Corp., Credit Suisse First Boston Corporation and McDonald & Company Securities, Inc., incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-34963).

      4.3 First Supplemental Indenture, dated August 14, 1997, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the 11-1/4% Senior Notes Due 2001, incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1 (Registration No. 333-34963).

      10.1 First Amendment to Credit Agreement, dated as of January 13, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to
            Exhibit 10.33 of the Company's Registration Statement on Form S-1 (Registration No. 333-34963).

      10.2 Second Amendment to Credit Agreement, dated as of August 8, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to
            Exhibit 10.34 of the Company's Registration Statement on Form S-1 (Registration No. 333-34963).

      27    Financial Data Schedule

(b) Reports on Form 8-K

      The Company has not filed any reports on Form 8-K for the quarterly period ended August 2, 1997.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COLE NATIONAL GROUP, INC.

                                     By:      /s/ Wayne L. Mosley
                                        ----------------------------------
                                        Wayne L. Mosley
                                        Vice President and Controller
                                        (Duly Authorized Officer and Principal
                                        Accounting Officer)

                                     Date:  September 15, 1997

                            COLE NATIONAL GROUP, INC.
                                    FORM 10-Q
                          QUARTER ENDED AUGUST 2, 1997

                                  EXHIBIT INDEX

  Exhibit
  Number    Description
----------  -----------

4.1 Indenture, dated August 22, 1997, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the 8-5/8% Senior Subordinated Notes Due 2007, incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-34963).

4.2 Registration Rights Agreement, dated August 22, 1997, among the Company and CIBC Wood Gundy Securities Corp., Credit Suisse First Boston Corporation and McDonald & Company Securities, Inc., incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1 (Registration No.333-34963).

4.3 First Supplemental Indenture, dated August 14, 1997, between the Company and Norwest Bank Minnesota, National Association, as Trustee, relating to the 11-1/4% Senior Notes Due 2001, incorporated by reference to Exhibit
      4.6 of the Company's Registration Statement on Form S-1 (Registration No. 333-34963).

10.1 First Amendment to Credit Agreement, dated as of January 13, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.33 of the Company's Registration Statement on Form S-1 (Registration No. 333-34963).

10.2 Second Amendment to Credit Agreement, dated as of August 8, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.34 of the Company's Registration Statement on Form S-1 (Registration No. 333-34963).

27    Financial Data Schedule