Form 10-Q
period 1997-11-01
COLE NATIONAL GROUP INC
filed 1997-12-10
CIK 909492

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



         (MARK ONE)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1997,
         OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
         ______________.


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

         AS OF NOVEMBER 25, 1997, 1,100 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

================================================================================

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                         QUARTER ENDED NOVEMBER 1, 1997
                                      INDEX

                                                                                                                   PAGE NO.

PART I.  FINANCIAL INFORMATION

           ITEM 1.         FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 1, 1997 AND FEBRUARY 1,
                           1997..........................................................................             1

                           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE 13 WEEKS ENDED NOVEMBER 1,
                           1997 AND NOVEMBER 2, 1996 AND FOR THE 39 WEEKS ENDED NOVEMBER 1, 1997 AND
                           NOVEMBER 2, 1996..............................................................             2

                           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE 39 WEEKS ENDED NOVEMBER 1,
                           1997 AND NOVEMBER 2, 1996.....................................................             3

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................           4 - 5

           ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS...........................................           6 - 8

PART II.  OTHER INFORMATION

       ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K...................................................            9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                            November 1,       February 1,
Assets                                                         1997              1997
------                                                      -----------       -----------
Current assets:
    Cash and temporary cash investments                     $  34,077         $  73,141
    Accounts receivable, less allowance for doubtful
       accounts of $3,404 in 1997 and $3,068 in 1996           51,003            39,539
    Current portion of notes receivable                         5,263             6,060
    Inventories                                               162,263           119,236
    Prepaid expenses and other                                 14,402             7,362
    Deferred income tax benefits                               29,757            24,925
                                                            ---------         ---------
          Total current assets                                296,765           270,263

Property and equipment, at cost                               235,550           211,408
    Less - accumulated depreciation and amortization         (117,663)         (100,598)
                                                            ---------         ---------
          Total property and equipment, net                   117,887           110,810

Other assets:
    Notes receivable, excluding current portion                21,350            24,387
    Deferred income taxes and other                            50,657            28,057
    Intangible assets, net                                    153,513           139,308
                                                            ---------         ---------
          Total assets                                      $ 640,172         $ 572,825
                                                            =========         =========

Liabilities and Stockholder's Equity
------------------------------------
Current liabilities:
    Current portion of long-term debt                       $     597         $     477
    Accounts payable                                           69,426            62,145
    Payable to affiliates                                      98,084            65,590
    Accrued interest                                            7,431             9,630
    Accrued liabilities                                       109,484           123,001
    Accrued income taxes                                        4,698             6,978
                                                            ---------         ---------
          Total current liabilities                           289,720           267,821

Long-term debt, net of discount and current portion           289,539           314,359

Other long-term liabilities                                    27,273            27,000

Stockholder's equity:
    Common stock                                                    -                 -
    Paid-in capital                                           192,805           122,681
    Foreign currency translation adjustment                      (263)              (26)
    Accumulated deficit                                      (158,902)         (159,010)
                                                            ---------         ---------
          Total stockholder's equity                           33,640           (36,355)
                                                            ---------         ---------
          Total liabilities and stockholder's equity        $ 640,172         $ 572,825
                                                            =========         =========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                               13 Weeks Ended                 39 Weeks Ended
                                        ---------------------------    ----------------------------
                                        November 1,      November 2,    November 1,    November 2,
                                            1997            1996           1997           1996
                                         ---------       ---------      ---------       ---------

Net revenue                              $ 261,979       $ 146,702      $ 764,551       $ 443,057

Costs and expenses:
    Cost of goods sold                      90,243          44,773        261,365         136,673
    Operating expenses                     151,362          91,124        434,503         266,385
    Depreciation and amortization            7,909           4,330         22,626          12,780
    Business integration charge              1,100               -          1,100               -
                                         ---------       ---------      ---------       ---------
           Total costs and expenses        250,614         140,227        719,594         415,838
                                         ---------       ---------      ---------       ---------

Income from operations                      11,365           6,475         44,957          27,219

Interest expense, net                        6,760           4,800         23,394          14,782
                                         ---------       ---------      ---------       ---------

Income before income taxes and
    extraordinary item                       4,605           1,675         21,563          12,437

Income tax provision                         1,980             738          9,272           5,473
                                         ---------       ---------      ---------       ---------

Income before extraordinary item             2,625             937         12,291           6,964

Extraordinary loss on early
    extinguishment of debt                 (12,183)              -        (12,183)              -
                                         ---------       ---------      ---------       ---------

Net income (loss)                        $  (9,558)      $     937      $     108       $   6,964
                                         =========       =========      =========       =========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                        39 Weeks Ended
                                                                  -----------------------------
                                                                  November 1,       November 2,
                                                                     1997              1996
                                                                  -----------       ----------

Cash flows from operating activities:
    Net income                                                    $     108         $   6,964
    Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
           Extraordinary loss on early extinguishment of
              debt                                                   12,183                 -
           Depreciation and amortization                             22,626            12,780
           Non-cash interest                                            705               322
           Change in assets and liabilities:
              Increase in accounts and notes receivable,
                 prepaid expenses and other assets                  (13,864)           (1,705)
              Increase in inventories                               (38,748)          (18,984)
              Increase (decrease) in accounts payable,
                 accrued liabilities and other liabilities          (11,033)           16,722
              Decrease in accrued interest                           (2,199)           (5,158)
              Increase (decrease) in accrued income taxes             4,925            (1,151)
                                                                  ---------         ---------
                 Net cash provided (used) by operating
                    activities                                      (25,297)            9,790
                                                                  ---------         ---------

Cash flows from financing activities:
    Repayment of long-term debt                                    (169,717)             (360)
    Proceeds from long-term debt                                    125,000                 -
    Payment of deferred financing fees                               (2,896)                -
    Advances from affiliates, net                                    74,308            10,639
    Other, net                                                         (229)                -
                                                                  ---------         ---------
                 Net cash provided by financing activities           26,466            10,279
                                                                  ---------         ---------

Cash flows from investing activities:
    Purchases of property and equipment, net                        (19,976)          (15,553)
    Systems development costs                                       (13,186)           (2,140)
    Other                                                            (7,071)             (147)
                                                                  ---------         ---------
                 Net cash used by investing activities              (40,233)          (17,840)
                                                                  ---------         ---------

Cash and temporary cash investments:
    Net increase (decrease) during the period                       (39,064)            2,229
    Balance, beginning of the period                                 73,141            29,260
                                                                  ---------         ---------
    Balance, end of the period                                    $  34,077         $  31,489
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

           In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of November 1, 1997 and the results of operations for the 13 and 39 weeks ended November 1, 1997 and November 2, 1996, and cash flows for the 39 weeks ended November 1, 1997 and November 2, 1996.

      Inventories

           The accompanying interim consolidated financial statements have been prepared without physical inventories. Inventories at November 1, 1997 and November 2, 1996 were valued at the lower of first-in, first-out (FIFO) cost or market.

      Cash Flows

           Net cash flows from operating activities reflect cash payments for income taxes and interest of $4,412,000 and $26,957,000, respectively, for the 39 weeks ended November 1, 1997, and $6,670,000 and $20,779,000, respectively, for the 39 weeks ended November 2, 1996.

      Reclassifications

           Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

(2)        STOCK OFFERING

           On July 18, 1997, the Parent completed a public stock offering of 2,587,500 shares of its Class A Common Stock, the net proceeds of which were approximately $116 million.

(3)   SEASONALITY

           The Company's business historically has been seasonal with approximately 30% of its revenue and approximately 50% of its income from operations occurring in the fourth fiscal quarter because of the importance of gift sales during the Christmas retailing season. Although the Pearle acquisition will moderate the seasonality of the Company, the Company's business will remain seasonal due to relatively lower levels of optical product sales during the Christmas holiday season. Therefore, results of operations for interim periods are not necessarily indicative of full year results.

(4)        LONG-TERM DEBT

           On August 15, 1997, the Company announced a tender offer to purchase up to all of its $165.8 million 11-1/4% Senior Notes (the 11-1/4% Senior Notes) due 2001 at a price of $1,105.61 per $1,000 of principal, plus accrued interest. The tender offer expired on September 12, 1997, at which time a total of $151.3 million principal amount of 11-1/4% Senior Notes were tendered, leaving $14.5 million outstanding.

           As a result of the tender offer, in the third quarter of fiscal 1997 the Company recorded an extraordinary charge of $19.7 million ($12.2 million net of tax), representing the tender premium, the write-off of the related unamortized debt discount and other costs associated with redeeming the debt.

           On August 22, 1997, the Company issued $125.0 million of 8-5/8% Senior Subordinated Notes (the 8-5/8% Senior Subordinated Notes) due 2007. Proceeds from this debt issuance of approximately $121.5 million, along with cash on hand, were used to fund the above-described tender offer.

(5)        TRANSACTIONS WITH PARENT

           During the third quarter of fiscal 1997, the Parent made a $70.1 million equity contribution to the Company, including all of the issued and outstanding common stock of American Vision Centers, Inc. (AVC) (discussed in
Note 6).

(6)        ACQUISITION OF BUSINESS

           On August 5, 1997, the Parent acquired all of the issued and outstanding common stock of AVC, the ninth largest retail optical chain in the United States, for an aggregate purchase price of approximately $28.9 million, including debt assumed.

           The acquisition was accounted for under the purchase method of accounting. The results of AVC's operations have been included in the consolidated financial statements since the date of acquisition.

           During the third quarter of fiscal 1997, the Company recorded a $1.1 million pre-tax ($0.6 million net of tax) business integration charge associated with the AVC acquisition. Such charge included costs incurred related to the integration and consolidation of AVC into the Company's operations. The Company anticipates an after-tax charge relating to AVC in the range of $3 to $4 million will be taken in the fourth quarter of fiscal 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

           The following is a discussion of certain factors affecting the Company's results of operations for the 13 week and 39 week periods ended November 1, 1997 and November 2, 1996 (the Company's third quarter and first nine months, respectively). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the Company's audited financial statements for the fiscal year ended February 1, 1997 included in its annual report on Form 10-K.

           The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended February 1, 1997 is referred to as "fiscal 1996."

RESULTS OF OPERATIONS

           Net revenue for the third quarter of fiscal 1997 increased 78.6% to $262.0 million from $146.7 million for the same period in fiscal 1996. Net revenue for the first nine months of fiscal 1997 increased 72.6% to $764.6 million from $443.1 million for the same period in fiscal 1996. The increases in revenue were primarily attributable to the acquisitions of Pearle and Sears Optical of Canada in November 1996 and AVC in August 1997, which accounted for $97.1 and $264.3 million of the increases for the third quarter and first nine months, respectively. The Company's consolidated comparable store sales increased 2.3% and 3.5% in the third quarter and first nine months of fiscal 1997, respectively. A third quarter comparable store sales increase of 3.8% at Cole Vision was primarily a result of successful eyewear promotions and growth in managed vision care sales. Third quarter comparable store sales decreased 0.2% at Cole Gift, an improvement from the 2.9% decline in the first six months. The net revenue increase was also attributable to the Company's classification of capitation and other fees associated with its growing managed vision care business as revenue. Until the first quarter of fiscal 1997, such fees were netted with operating expenses in the Company's financial statements. The opening of additional Cole Gift and Cole Vision units also contributed to the third quarter revenue increase. At November 1, 1997, the Company had 3,306 specialty service retail locations, including 400 franchised locations, compared to 2,357 at November 2, 1996.

           Gross profit increased to $171.7 million in the third quarter of fiscal 1997 from $101.9 million in the same period last year. The gross profit increase was primarily attributable to the acquired businesses and classification of managed vision care fees as revenue. Gross margins for the third quarters of fiscal 1997 and fiscal 1996 were 65.6% and 69.5%, respectively. For the first nine months, gross profit increased to $503.2 million from $306.4 million for the same period a year ago. Gross margins for the first nine months in fiscal 1997 and fiscal 1996 were 65.8% and 69.2%, respectively. The lower gross margin percentages in fiscal 1997 resulted primarily from the addition of Pearle which operates at a lower gross margin than the Company has historically experienced due to the higher costs of in-store laboratories and lower margin wholesale sales to franchised stores. This was partially offset by revenue generated by Pearle's franchise royalties and fees, interest income on Pearle's franchise notes receivable and the managed vision care fees, each of which has no corresponding cost of goods sold. The lower gross margin percentages also resulted from the impact of clearance and other promotions at both Cole Gift and Cole Vision during the third quarter of 1997.

           Operating expenses increased 66.1% to $151.4 million in the third quarter of fiscal 1997 from $91.1 million in fiscal 1996, but as a percentage of revenue, decreased to 57.8% in fiscal 1997 from 62.1% in fiscal 1996. For the first nine months of fiscal 1997, operating expenses increased 63.1% to $434.5 million from $266.4 million for the same period last year. As a percentage of revenue, operating expenses for the first nine months decreased to 56.8% in fiscal 1997 from 60.1% in fiscal 1996. The leverage improvement for the third quarter and first nine months was primarily a result of the addition of Pearle, which has lower operating expenses as a percentage of revenue than the rest of the Company, along with leverage gains achieved by Cole Vision's comparable store sales increase. Fiscal 1997 depreciation and amortization expense of $7.9 million in the third quarter and $22.6 million in the first nine months was $3.6 and $9.8 million more, respectively, than the same periods in fiscal 1996 reflecting the addition of acquired businesses and an increase in capital expenditures. The third quarter and first nine months of fiscal 1997 also included a $1.1 million ($0.6 million net of tax) business integration charge related to the operations of AVC.

           Income from operations increased 75.5% to $11.4 million for the third quarter of fiscal 1997 and increased 65.2% to $45.0 million for the first nine months as a result of the factors described above.

           Net interest expense increased $2.0 million over the third quarter of fiscal 1996 to $6.8 million and increased $8.6 million over the first nine months of fiscal 1996 to $23.4 million. The increase was primarily attributable to the additional interest on $150.0 million of 9-7/8% Senior Subordinated Notes (the 9-7/8% Senior Subordinated Notes) issued in November 1996 in connection with financing the Pearle acquisition and $125.0 million of the 8-5/8% Senior Subordinated Notes issued in August 1997, partially offset by a decrease in interest expense due to the purchase and subsequent retirement of $15.1 million of 11-1/4% Senior Notes in the fourth quarter of fiscal 1996 and the purchase and retirement of $151.3 million of 11-1/4% Senior Notes in conjunction with a tender offer in September 1997. The issuance of the 8-5/8% Senior Subordinated Notes combined with the redemption of the 11-1/4% Senior Notes is expected to reduce future interest expense by approximately $7.9 million annually.

           An income tax provision was recorded in the first nine months of fiscal 1997 and fiscal 1996 using the Company's estimated annual effective tax rate of 43% and 44%, respectively.

           Income before extraordinary item increased to $2.6 million for the third quarter of fiscal 1997 from $0.9 million for the same period in fiscal 1996. For the first nine months of fiscal 1997, income before extraordinary item increased to $12.3 million from $7.0 million for that period last year. The increases were due to improvement in income from operations offset, in part, by the increase in net interest expense. A $12.2 million extraordinary loss, net of an income tax benefit of $7.5 million, was recorded in the third quarter of fiscal 1997 in connection with the early extinguishment of debt. The loss represented tender premium, write-off of related unamortized debt discount and other costs associated with redemption of the 11-1/4% Senior Notes.

           The Company's business historically has been seasonal with approximately 30% of its net revenue and approximately 50% of its income from operations occurring in the fourth fiscal quarter because of the importance of gift sales during the Christmas retailing season. Although the Pearle acquisition will moderate the seasonality of the Company, the Company's business will remain seasonal due to relatively lower levels of optical product sales during the Christmas holiday season. Therefore, results of operations for interim periods are not necessarily indicative of full year results.

FORWARD-LOOKING INFORMATION

           Certain sections of this Form 10-Q contain forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. All forward-looking statements involve risk and uncertainty.

           The Company operates in a highly competitive environment, and its future liquidity, financial condition and operating results may be materially affected by a variety of factors, some of which may be beyond the control of the Company, including risks associated with the integration of acquired operations, the Company's ability to select and stock merchandise attractive to customers, the level of future promotional activity, the number and location of company stores, economic and weather factors affecting consumer spending, operating factors, including manufacturing quality of optical and engraved goods, affecting customer satisfaction, the Company's relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company's business, as well as actual determination made with respect to the after tax charge relating to the AVC integration.

                           PART II - OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

                  4.1 Second Supplemental Indenture dated September 15, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 11-1/4% Senior Notes Due 2001, incorporated by reference to Exhibit 4.7 of Cole National Group, Inc.'s Registration Statement on Form S-1, Amendment No. 3, filed with the Commission on December 5, 1997 (Registration No. 333-34963).

                  10.1 Form of Cole National Corporation 401(k) Savings Plan, incorporated by reference to Exhibit 4.1 of Cole National Corporation's Registration Statement on Form S-8, filed with the Commission on November 20, 1997 (Registration No. 333-40609).

                  27       Financial Data Schedule

           (b)    Reports on Form 8-K

                  The Company has not filed any reports on Form 8-K for the quarterly period ended November 1, 1997.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             COLE NATIONAL GROUP, INC.



                             By:      /s/ Wayne L. Mosley
                                  ---------------------------------------------
                                  Wayne L. Mosley
                                  Vice President and Controller
                                  (Duly Authorized Officer and Principal
                                  Accounting Officer)

                             Date: December 10, 1997

                            COLE NATIONAL GROUP, INC.
                                    FORM 10-Q
                         QUARTER ENDED NOVEMBER 1, 1997

                                  EXHIBIT INDEX



    Exhibit
    Number        Description
    ------        -----------

    4.1 Second Supplemental Indenture dated September 15, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 11-1/4% Senior Notes Due 2001, incorporated by reference to Exhibit
                  4.7 of Cole National Group, Inc.'s Registration Statement on Form S-1, Amendment No. 3, filed with the Commission on December 5, 1997 (Registration No. 333-34963).

   10.1 Form of Cole National Corporation 401(k) Savings Plan, incorporated by reference to Exhibit 4.1 of Cole National Corporation's Registration Statement on Form S-8, filed with the Commission on November 20, 1997 (Registration No. 333-40609).

    27            Financial Data Schedule