Form 10-Q
period 1998-08-01
COLE NATIONAL GROUP INC
filed 1998-09-01
CIK 909492

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     (MARK ONE)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 1998, OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO        .


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

     AS OF AUGUST 24, 1998, 1,100 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

================================================================================

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED AUGUST 1, 1998
                                      INDEX

                                                                                               PAGE NO.
                                                                                               --------

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS AS OF AUGUST 1, 1998 AND JANUARY 31, 1998 ........    1

                 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE 13 and 26 WEEKS ENDED AUGUST 1,
                 1998 AND AUGUST 2, 1997 ......................................................    2

                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE 26 WEEKS ENDED AUGUST 1,
                 1998 AND AUGUST 2, 1997 ......................................................    3

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...................................  4 - 5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS ........................................................  6 - 8

PART II. OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .............................................    9

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                          August 1,      January 31,
Assets                                                       1998            1998
------                                                    ---------       ---------
Current assets:
    Cash and temporary cash investments                   $  34,152       $  67,989
    Accounts receivable, less allowance for doubtful
       accounts of $6,357 in 1998 and $4,334 in 1997         56,392          51,491
    Current portion of notes receivable                       3,402           4,177
    Inventories                                             126,485         119,970
    Prepaid expenses and other                               11,415           9,099
    Deferred income tax benefits                             20,950          20,950
                                                          ---------       ---------
          Total current assets                              252,796         273,676

Property and equipment, at cost                             248,407         237,611
    Less - accumulated depreciation and amortization       (123,602)       (113,954)
                                                          ---------       ---------
          Total property and equipment, net                 124,805         123,657

Other assets:
    Notes receivable, excluding current portion              19,792          19,552
    Deferred income taxes and other                          62,856          52,373
    Intangible assets, net                                  158,612         159,077
                                                          ---------       ---------
          Total assets                                    $ 618,861       $ 628,335
                                                          =========       =========

Liabilities and Stockholder's Equity
------------------------------------
Current liabilities:
    Current portion of long-term debt                     $  15,076       $  15,078
    Accounts payable                                         53,482          71,672
    Payable to affiliates                                    75,775          88,776
    Accrued interest                                          6,822           6,615
    Accrued liabilities                                     109,464         112,020
    Accrued income taxes                                     10,020             965
                                                          ---------       ---------
          Total current liabilities                         270,639         295,126

Long-term debt, net of discount and current portion         274,875         274,992

Other long-term liabilities                                  30,664          30,664

Stockholder's equity                                         42,683          27,553
                                                          ---------       ---------
          Total liabilities and stockholder's equity      $ 618,861       $ 628,335
                                                          =========       =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                             13 Weeks Ended            26 Weeks Ended
                                                         ----------------------    ----------------------
                                                         August 1,     August 2,    August 1,    August 2,
                                                            1998        1997          1998         1997
                                                         ---------    ---------    ---------    ---------
Net revenue                                              $ 266,572    $ 241,250    $ 537,314    $ 479,948

Costs and expenses:
    Cost of goods sold                                      89,132       81,162      179,421      163,574
    Operating expenses                                     146,907      132,834      302,367      268,097
    Depreciation and  amortization                           7,857        6,799       16,020       14,051
                                                         ---------    ---------    ---------    ---------
        Total costs and expenses                           243,896      220,795      497,808      445,722
                                                         ---------    ---------    ---------    ---------

Operating income                                            22,676       20,455       39,506       34,226

Interest expense, net                                        6,830        8,042       13,560       15,907
                                                         ---------    ---------    ---------    ---------

Income from continuing operations before income taxes       15,846       12,413       25,946       18,319

Income tax provision                                         6,397        5,278       10,638        7,877
                                                         ---------    ---------    ---------    ---------

Income from continuing operations                            9,449        7,135       15,308       10,442

Operating income (loss) from discontinued operations,
    net of income taxes                                          -          130            -         (776)
                                                         ---------    ---------    ---------    ---------

Net income                                               $   9,449    $   7,265    $  15,308    $   9,666
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

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                    26 Weeks Ended
                                                                                 -----------------------
                                                                                 August 1,     August 2,
                                                                                   1998          1997
                                                                                 ---------     ---------

Cash flows from operating activities:
    Net income                                                                   $  15,308     $   9,666
    Adjustments to reconcile net income to net cash provided (used) by operating activities:
           Depreciation and amortization                                            16,020        14,051
           Non-cash interest                                                           523           450
           Change in assets and liabilities:
              Increase in accounts and notes receivable, prepaid expenses and
                other assets                                                        (6,140)      (18,731)
              Increase in inventories                                               (5,950)      (10,806)
              Decrease in accounts payable, accrued
                 liabilities and other liabilities                                 (23,557)      (13,554)
              Increase (decrease) in accrued interest                                  207        (1,826)
              Increase in accrued income taxes                                       9,055         3,620
                                                                                 ---------     ---------
                 Net cash provided (used) by operating
                      activities                                                     5,466       (17,130)
                                                                                 ---------     ---------

Cash flows from investing activities:
    Purchases of property and equipment, net                                       (13,036)      (19,811)
    Systems development costs                                                      (10,150)       (6,020)
    Acquisitions of businesses, net                                                 (2,923)            -
    Other, net                                                                         466          (415)
                                                                                 ---------     ---------
                 Net cash used by investing activities                             (25,643)      (26,246)
                                                                                 ---------     ---------

Cash flows from financing activities:
    Repayment of long-term debt                                                       (216)         (143)
    Advances from (to) affiliates, net                                             (13,258)      103,724
    Other, net                                                                        (186)         (204)
                                                                                 ---------     ---------
                 Net cash provided (used) by financing
                    activities                                                     (13,660)      103,377
                                                                                 ---------     ---------

Cash and temporary cash investments:
    Net increase (decrease) during the period                                      (33,837)       60,001
    Balance, beginning of the period                                                67,989        73,141
                                                                                 ---------     ---------
    Balance, end of the period                                                   $  34,152     $ 133,142
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

      The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information not misleading. Prior year financial statements have been restated to reflect the discontinued operations of Cole Gift Centers, Inc. (CGC) chain of personalized gift and greeting card departments located in host stores. At March 15, 1998, all CGC locations have been closed.

      Results for interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1998.

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of August 1, 1998 and the results of operations for the 13 and 26 weeks ended August 1, 1998 and August 2, 1997, and cash flows for the 26 weeks ended August 1, 1998 and August 2, 1997.

      Inventories

      The accompanying interim consolidated financial statements have been prepared without physical inventories.

      Cash Flows

      Net cash flows from operating activities reflect cash payments for income taxes and interest of $919,000 and $13,359,000, respectively, for the 26 weeks ended August 1, 1998, and $3,668,000 and $18,915,000, respectively, for the 26 weeks ended August 2, 1997.

(2) NEW ACCOUNTING PRONOUNCEMENT

      Effective February 1, 1998, the Company adopted statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This statement requires that the Company report the change in its equity during a period from non-owner sources. For the 26 weeks ended August 1, 1998 and August 2, 1997, components of other comprehensive income (loss) relate to foreign currency translation adjustments related to the Company's Canadian operations. Total comprehensive income is as follows (000's omitted):

                                            Thirteen  Weeks           Twenty-Six Weeks
                                         ---------------------     ---------------------
                                           1998         1997         1998         1997
                                         --------     --------     --------     --------

     Net income                          $  9,449     $  7,265     $ 15,308     $  9,666
     Other comprehensive income (loss)       (207)         (52)        (178)        (208)
                                         --------     --------     --------     --------
     Total comprehensive income          $  9,242     $  7,213     $ 15,130     $  9,458
                                         ========     ========     ========     ========

(3)   RECLASSIFICATIONS

      Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

     The following is a discussion of certain factors affecting the Company's results of continuing operations for the 13 and 26 week periods ended August
1, 1998 and August 2, 1997 (the Company's second quarter and first six months, respectively). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the Company's audited financial statements for the fiscal year ended January 31, 1998 included in its annual report on Form 10-K.

     The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended January 31, 1998 is referred to as "fiscal 1997."

RESULTS OF OPERATIONS

     Net revenue for the second quarter of fiscal 1998 increased 10.5% to $266.6 million from $241.3 million for the same period in fiscal 1997. Net revenue for the first six months of fiscal 1998 increased 12.0% to $537.3 million from $479.9 million for the same period in fiscal 1997. The increases in revenue were primarily attributable to the inclusion in fiscal 1998 of additional Cole Optical units, including the American Vision Centers, Inc. ("AVC") stores acquired in August 1997, consolidated comparable store sales increases of 3.6% for both the second quarter and the first six months of fiscal 1998, and the growth of managed vision care fees. At Cole Optical, second quarter comparable store sales increased 3.8% at Cole Vision and decreased 0.9% at Pearle. For the first six months, comparable store sales increased 4.2% and 0.4% at Cole Vision and Pearle, respectively. The Pearle comparable store sales were impacted by weaker than expected reception to both a new promotional offer in the first quarter and subsequent marketing efforts. At Things Remembered, the comparable store sales increases of 7.8% and 6.5% for the second quarter and first six months, respectively, reflected increased sales of additional personalization and clearance merchandise. At August 1, 1998, the Company had 2,848 specialty service retail locations, including 403 franchised locations, compared to 2,675 at August 2, 1997.

     Gross profit increased 10.8% to $177.4 million in the second quarter of fiscal 1998 from $160.1 million in the same period last year. For the first six months of fiscal 1998, gross profit increased 13.1% to $357.9 million from $316.4 million in the same period a year ago. The gross profit increases were primarily attributable to the increased revenue at Cole Optical and Things Remembered. Gross margins for the second quarter of fiscal 1998 and fiscal 1997 were 66.6% and 66.4%, respectively. For the first six months of fiscal 1998 and fiscal 1997, gross margins were 66.6% and 65.9%, respectively. Gross margins were favorably impacted by the growth in managed vision care fees and the sales mix of higher margin products at Cole Optical.

     Operating expenses increased 10.6% to $146.9 million in the second quarter of fiscal 1998 from $132.8 million in fiscal 1997, and as a percentage of revenue, operating expenses were flat at 55.1% in fiscal 1998 and fiscal 1997. For the first six months of fiscal 1998, operating expenses increased 12.8% to $302.4 million from $268.1 million in fiscal 1997, and as a percentage of revenue, operating expenses increased to 56.3% in fiscal 1998 from 55.9% in fiscal 1997. The leverage loss for the first six months was primarily a result of increased advertising expenditures at Pearle during the first quarter and increased expenses related to managed vision care fee growth, partially offset by leverage gains on payroll and store occupancy costs. Fiscal 1998 depreciation and amortization expense of $7.9 million in the second quarter and $16.0 million in the first six months was $1.1 million and $2.0 million more, respectively, than the same periods in fiscal 1997 reflecting the acquisition of AVC and an increase in capital expenditures.

     Operating income increased 10.9% to $22.7 million for the second quarter of fiscal 1998 from $20.5 million for the same period a year ago, and for the first six months of fiscal 1998, operating income increased 15.4% to $39.5 million from $34.2 million for the same period last year, primarily the result of the increase in net revenue.

     Net interest expense decreased $1.2 million from the second quarter of fiscal 1997 to $6.8 million and decreased $2.3 million in the six months of fiscal 1998 to $13.6 million. The decreases were primarily attributable to the purchase and retirement of $150.9 million of 11-1/4% Senior Notes in connection with a tender offer in September 1997, partially offset by additional interest on $125.0 million of 8-5/8% Senior Subordinated Notes issued in August 1997.

     An income tax provision was recorded in the first six months of fiscal 1998 and fiscal 1997 using the Company's estimated annual effective tax rates of 41% and 43%, respectively. The reduction in the rate primarily reflects the estimated impact of non-deductible amortization of goodwill in both years.

     Net income increased to $9.4 million for the second quarter of fiscal 1998 from $7.3 million for the same period in fiscal 1997. For the first six months of fiscal 1998, net income increased to $15.3 million from $9.7 million for the same period last year. The increases were due to improvements in income from operations, the reduction of net interest expense, the lower effective tax rate and a $0.8 million loss from discontinued operations in the first six months of fiscal 1997.

YEAR 2000

     The Company currently is working with a consultant to assess and resolve the potential impact of the Year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the Year 2000 could result in errors or system failures.

     Included in the Company's assessment is the identification of all critical and non-critical computer programs and hardware, including non-information technology systems such as HVAC, telephone and others containing embedded microcontrollers, and an evaluation of their Year 2000 readiness. Concurrent with this internal assessment, the Company is identifying critical third parties, with whom the Company does business, regarding their Year 2000 readiness.

     Approximately 90% of the Company's hardware devices and software applications have been identified and evaluated, and critical vendors, host stores and managed health care partners have been contacted with respect to the Year 2000. The Company expects to complete this assessment during the third quarter of fiscal 1998. At that time a comprehensive plan will be completed which will include (a) an estimate of the total Year 2000 costs, (b) a timeline for modifying or replacing critical programs and hardware, and (c) a contingency plan to address the risks of failure to be Year 2000 ready and identify actions to mitigate those risks. The Company utilizes over 500 separate computer information systems across its operations, many of which were recently installed and were Year 2000 ready. In addition, modification to many of the Company's other critical programs has been started. The Company currently believes that all critical programs and hardware will be Year 2000 ready, including testing, by the end of the second quarter of fiscal 1999.

     The Company cannot currently estimate the costs of assessing and resolving its Year 2000 issues, which include both internal staff costs as well as outside consulting and other expenditures related to this effort. Notwithstanding that the Company is proceeding diligently with the implementation of its own readiness program, including ascertaining Year 2000 readiness of critical third parties, the inability of the Company or critical third parties to effectuate timely and cost effective solutions to Year 2000 issues could have a material adverse effect on the Company.

     For the 26 weeks ended August 1, 1998, in addition to internal costs, the Company has incurred approximately $300,000 of external Year 2000 costs, all of which have been expensed.

FORWARD-LOOKING INFORMATION

     Certain sections of this Form 10-Q contain forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. All forward-looking statements involve risk and uncertainty.

     The Company operates in a highly competitive environment, and its future liquidity, financial condition and operating results may be materially affected by a variety of factors, some of which may be beyond the control of the Company, including risks associated with the integration of acquired operations, the Company's ability to select and stock merchandise attractive to customers, the implementation of its store acquisition program, economic and weather factors affecting consumer spending, operating factors, including manufacturing quality of optical and engraved goods, affecting customer satisfaction, the Company's relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, the ability of the Company and its suppliers, host stores, and managed care organization partners to achieve Year 2000 readiness, and the seasonality of the Company's business.

                           PART II - OTHER INFORMATION

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits. The following Exhibits are filed herewith and made a part hereof:

     27        Financial Data Schedule

(b)  Reports on Form 8-K

     The Company has not filed any reports on Form 8-K for the quarterly period ended August 1, 1998.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     COLE NATIONAL GROUP, INC.



                                     By:  /s/ Wayne L. Mosley
                                         -------------------------------------
                                         Wayne L. Mosley
                                         Vice President and Controller
                                         (Duly Authorized Officer and Principal
                                         Accounting Officer)

                                     Date:  September 1, 1998

                            COLE NATIONAL GROUP, INC.
                                    FORM 10-Q
                          QUARTER ENDED AUGUST 1, 1998

                                  EXHIBIT INDEX



Exhibit
Number      Description
--------    -----------

27          Financial Data Schedule