Form 10-Q
period 1998-10-31
COLE NATIONAL GROUP INC
filed 1998-12-03
CIK 909492

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         (MARK ONE)

          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31,
              1998, OR

         --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.


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

    AS OF NOVEMBER 20, 1998, 1,100 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.



================================================================================

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 31, 1998
                                      INDEX

                                                                                                            PAGE NO.

PART I.       FINANCIAL INFORMATION

              ITEM 1.      FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 1998 AND JANUARY 31,
                           1998 .....................................................................           1

                           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                           13 AND 39 WEEKS ENDED OCTOBER 31, 1998 AND
                           NOVEMBER 1, 1997..........................................................           2

                           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                           39 WEEKS ENDED OCTOBER 31, 1998 AND
                           NOVEMBER 1, 1997..........................................................           3

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................         4 - 5

              ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS.....................................................         6 - 10

PART II.      OTHER INFORMATION

              ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K..........................................          11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                            October 31,      January 31,
Assets                                                         1998             1998
------                                                       --------         --------
Current assets:
    Cash and temporary cash investments                     $  19,293         $  67,989
    Accounts receivable, less allowance for doubtful
       accounts of $6,898 in 1998 and $5,377 in 1997           53,479            51,491
    Current portion of notes receivable                         3,365             4,177
    Inventories                                               151,802           119,970
    Prepaid expenses and other                                  8,669             9,099
    Deferred income tax benefits                               21,751            20,950
                                                            ---------         ---------
          Total current assets                                258,359           273,676

Property and equipment, at cost                               251,565           237,611
    Less - accumulated depreciation and amortization         (125,245)         (113,954)
                                                            ---------         ---------
          Total property and equipment, net                   126,320           123,657

Other assets:
    Notes receivable, excluding current portion                19,727            19,552
    Deferred income taxes and other                            66,227            52,373
    Intangible assets, net                                    160,403           159,077
                                                            ---------         ---------
          Total assets                                      $ 631,036         $ 628,335
                                                            =========         =========

Liabilities and Stockholder's Equity
------------------------------------
Current liabilities:
    Current portion of long-term debt                       $     422         $  15,078
    Accounts payable                                           74,187            71,672
    Payable to affiliates                                      80,071            88,776
    Accrued interest                                            1,838             6,615
    Accrued liabilities                                       106,425           112,020
    Accrued income taxes                                       11,395               965
                                                            ---------         ---------
          Total current liabilities                           274,338           295,126

Long-term debt, net of discount and current portion           274,788           274,992

Other long-term liabilities                                    30,664            30,664

Stockholder's equity                                           51,246            27,553
                                                            ---------         ---------
          Total liabilities and stockholder's equity        $ 631,036         $ 628,335
                                                            =========         =========





The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                          13 Weeks Ended                     39 Weeks Ended
                                                    ---------------------------         ---------------------------
                                                     Oct. 31,          Nov. 1,          Oct. 31,            Nov. 1,
                                                      1998              1997              1998               1997
                                                    ---------         ---------         ---------         ---------

Net revenue                                         $ 255,615         $ 251,816         $ 792,929         $ 731,764

Costs and expenses:
    Cost of goods sold                                 84,910            86,621           264,331           250,195
    Operating expenses                                150,983           144,004           453,350           412,101
    Depreciation and amortization                       8,421             7,561            24,441            21,612
    Business integration charge                             -             1,100                 -             1,100
                                                    ---------         ---------         ---------         ---------
        Total costs and expenses                      244,314           239,286           742,122           685,008
                                                    ---------         ---------         ---------         ---------

Operating income                                       11,301            12,530            50,807            46,756

Other expense (income):
    Interest expense                                    6,814             6,880            20,374            23,675
    Interest and other income                          (6,000)             (430)           (6,000)           (1,318)
                                                    ---------         ---------         ---------         ---------
        Total other expense (income)                      814             6,450            14,374            22,357
                                                    ---------         ---------         ---------         ---------

Income from continuing operations before
    income taxes and extraordinary item                10,487             6,080            36,433            24,399

Income tax provision                                    1,840             2,614            12,478            10,491
                                                    ---------         ---------         ---------         ---------

Income from continuing operations before
    extraordinary item                                  8,647             3,466            23,955            13,908

Operating loss from discontinued operations,
    net of income taxes                                     -              (841)                -            (1,617)
                                                    ---------         ---------         ---------         ---------

Income before extraordinary item                        8,647             2,625            23,955            12,291

Extraordinary loss on early
    extinguishment of debt                                  -           (12,183)                -           (12,183)
                                                    ---------         ---------         ---------         ---------

Net income (loss)                                   $   8,647         $  (9,558)        $  23,955         $     108
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

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                     39 Weeks Ended
                                                              -----------------------------
                                                              October 31,       November 1,
                                                                  1998              1997
                                                              -----------       -----------

Cash flows from operating activities:
    Net income                                                  $ 23,955         $     108
    Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
           Extraordinary loss                                          -            12,183
           Depreciation and amortization                          24,441            21,612
           Non-cash interest                                         788               705
           Change in assets and liabilities:
              Increase in accounts and notes receivable,
                 prepaid expenses and other assets                  (301)          (14,113)
              Increase in inventories                            (30,947)          (33,655)
              Decrease in accounts payable, accrued
                 liabilities and other liabilities                (7,768)          (17,724)
              Decrease in accrued interest                        (4,777)           (2,199)
              Increase in refundable, deferred and
                 accrued income taxes                              9,629             4,925
                                                                --------         ---------
                 Net cash provided (used) by operating
                      activities                                  15,020           (28,158)
                                                                --------         ---------

Cash flows from investing activities:
    Purchases of property and equipment, net                     (20,644)          (25,339)
    Systems development costs                                    (12,417)          (11,590)
    Acquisitions of businesses, net of cash acquired              (6,848)                -
    Other, net                                                       284              (443)
                                                                --------         ---------
                 Net cash used by investing activities           (39,625)          (37,372)
                                                                --------         ---------

Cash flows from financing activities:
    Repayment of long-term debt                                  (14,973)         (169,717)
    Proceeds from long-term debt                                       -           125,000
    Payment of deferred financing fees                                 -            (2,896)
    Advances from (to) affiliates, net                            (8,851)           74,308
    Other, net                                                      (267)             (229)
                                                                --------         ---------
                 Net cash provided (used) by financing
                    activities                                   (24,091)           26,466
                                                                --------         ---------
Cash and temporary cash investments:
    Net decrease during the period                               (48,696)          (39,064)
    Balance, beginning of the period                              67,989            73,141
                                                                --------         ---------
    Balance, end of the period                                  $ 19,293         $  34,077
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

       In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 1998 and the results of operations for the 13 and 39 weeks ended October 31, 1998 and November 1, 1997, and cash flows for the 39 weeks ended October 31, 1998 and November 1, 1997.

       Inventories

       The accompanying interim consolidated financial statements have been prepared without physical inventories.

       Cash Flows

       Net cash flows from operating activities reflect cash payments for income taxes and interest of $1,618,000 and $24,462,000, respectively, for the 39 weeks ended October 31, 1998, and $4,412,000 and $26,957,000, respectively, for the 39 weeks ended November 1, 1997.


(2) NEW ACCOUNTING PRONOUNCEMENT

      Effective February 1, 1998, the Company adopted statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that the Company report the change in its equity during a period from non-owner sources. For the 39 weeks ended October 31, 1998 and November 1, 1997, components of other comprehensive income (loss) relate to foreign currency translation adjustments related to the Company's Canadian operations. Total comprehensive income is as follows (000's omitted):

                                                      Thirteen  Weeks               Thirty-Nine Weeks
                                                 -----------------------         ------------------------
                                                   1998            1997            1998            1997
                                                 -------         -------         --------        --------

        Net income (loss)                        $ 8,647         $(9,558)        $ 23,955         $ 108
        Other comprehensive income (loss)            (83)            (28)            (261)         (236)
                                                 -------         -------         --------         -----
        Total comprehensive income (loss)        $ 8,564         $(9,586)        $ 23,964         $(128)
                                                 =======         =======         ========         =====

(3) OTHER INCOME

       The 1998 third quarter results include the recognition of $6.0 million of income from cash received in a nontaxable settlement of certain contingencies related to several claims against and indemnifications from the former owner of Pearle (the "Pearle Settlement"). In connection with the Pearle Settlement agreement, the Company assumed secondary liability for approximately $10.0 million of loans to certain franchisees held by a third party. The Company is contingently liable should any of the franchisees default, and also for prepayment penalties of up to $1.1 million. The Company has established reserves for potential losses on the loans, which mature through 2001. The Pearle Settlement also included a release of the former owner of Pearle from certain future non-tax claims related to Pearle.

(4) BUSINESS INTEGRATION CHARGE

       During the third quarter of fiscal 1997, the Company recorded a $1.1 million pre-tax ($0.6 million net of tax) business integration charge associated with the American Vision Centers, Inc. (AVC) acquisition. Such charge included costs incurred related to the integration and consolidation of AVC into the Company's operations.

(5) RECLASSIFICATIONS

       Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

       The following is a discussion of certain factors affecting the Company's results of continuing operations for the 13 and 39 week periods ended October 31, 1998 and November 1, 1997 (the Company's third quarter and first nine months, respectively). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the Company's audited financial statements for the fiscal year ended January 31, 1998 included in its annual report on Form 10-K.

       The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended January 31, 1998 is referred to as "fiscal 1997."

RESULTS OF OPERATIONS

       Net revenue for the third quarter of fiscal 1998 increased 1.5% to $255.6 million from $251.8 million for the same period in fiscal 1997. Net revenue for the first nine months of fiscal 1998 increased 8.4% to $792.9 million from $731.8 million for the same period in fiscal 1997. The increases in revenue were primarily attributable to the inclusion in fiscal 1998 of additional Cole Optical units, including the American Vision Centers, Inc. ("AVC") stores acquired in August 1997, consolidated comparable store sales increases of 1.2% for the third quarter and 2.8% for the first nine months of fiscal 1998, and the growth of managed vision care fees. At Cole Optical, third quarter comparable store sales increased 1.1% at Cole Vision and decreased 3.1% at Pearle. For the first nine months, comparable store sales increased 3.2% at Cole Vision and decreased 0.7% at Pearle. The Pearle comparable store sales have been impacted by a weaker than expected reception to new marketing and merchandising programs as well as the increased competitive pressures in the optical business and what the Company perceives may be a general softening in the retail optical market. At Things Remembered, the comparable store sales increases of 7.1% and 6.7% for the third quarter and first nine months, respectively, reflected increased sales of additional personalization and new products. At October 31, 1998, the Company had 2,882 specialty service retail locations, including 406 franchised locations, compared to 2,860 at November 1, 1997.

       Gross profit increased 3.3% to $170.7 million in the third quarter of fiscal 1998 from $165.2 million in the same period last year. For the first nine months of fiscal 1998, gross profit increased 9.8% to $528.6 million from $481.6 million in the same period a year ago. The gross profit increases were primarily attributable to the increased revenue at both Cole Optical and Things Remembered. Gross margins for the third quarter of fiscal 1998 and fiscal 1997 were 66.8% and 65.6%, respectively. For the first nine months of fiscal 1998 and fiscal 1997, gross margins were 66.7% and 65.8%, respectively. Gross margins were favorably impacted by production efficiencies and lower contact lens costs at Cole Optical and increased personalization sales at Things Remembered.

       Operating expenses increased 4.8% to $151.0 million in the third quarter of fiscal 1998 from $144.0 million in fiscal 1997, and as a percentage of revenue, operating expenses increased to 59.1% in fiscal 1998 from 57.2% in fiscal 1997. For the first nine months of fiscal 1998, operating expenses increased 10.0% to $453.4 million from $412.1 million in fiscal 1997, and as a percentage of revenue, operating expenses increased to 57.2% in fiscal 1998 from 56.3% in fiscal 1997. The leverage loss for the third quarter and nine months was primarily attributable to the sales performance at Pearle and increased expenses related to managed vision care fee growth. In addition, for the first nine months, the leverage loss was also impaired by increased advertising expenditures at Pearle, partially offset by a leverage gain on store occupancy costs. Fiscal 1998 depreciation and amortization expense of $8.4 million in the third quarter and $24.4 million in the first nine months was $0.9 million and $2.8 million more, respectively, than the same periods in fiscal 1997 reflecting the acquisition of AVC and an increase in capital expenditures.

       Operating income decreased 9.8% to $11.3 million for the third quarter of fiscal 1998 from $12.5 million for the same period a year ago reflecting a shortfall at Pearle, which more than offset improved results at Cole Vision and Things Remembered and the $1.1 million business integration charge associated with the acquisition of AVC last year. For the first nine months of fiscal 1998, operating income increased 8.7% to $50.8 million from $46.8 million for the same period last year. This increase was primarily the result of the increase in net revenue and the $1.1 million business integration charge last year.

       Interest expense decreased $0.1 million from the third quarter of fiscal 1997 to $6.8 million and decreased $3.3 million in the nine months of fiscal 1998 to $20.4 million. The decreases were attributable to the purchase and retirement of $150.9 million of 11-1/4% Senior Notes in connection with a tender offer in September 1997, partially offset by additional interest on $125.0 million of 8-5/8% Senior Subordinated Notes issued in August 1997. Interest and other income includes the recognition of $6.0 million of income from cash received in a nontaxable settlement of certain contingencies related to several claims against and indemnifications from the former owner of Pearle (the "Pearle Settlement"). Interest income decreased $0.4 million and $1.3 million, respectively, for the third quarter and nine months of fiscal 1998, due primarily to a reduction in available cash.

       An income tax provision was recorded in the first nine months of fiscal 1998 and fiscal 1997 using the Company's estimated annual effective tax rates of 41% and 43%, respectively, excluding the nontaxable income from the Pearle Settlement. The reduction in the rate primarily reflects the estimated impact of non-deductible amortization of goodwill in both years.

       Net income increased to $8.6 million for the third quarter of fiscal 1998 from a loss of $9.6 million for the same period in fiscal 1997. For the first nine months of fiscal 1998, net income increased to $24.0 million from $0.1 million for the same period last year. The third quarter increase was primarily due to the Pearle Settlement this year, a $0.8 million loss from discontinued operations last year and an extraordinary loss of $12.2 million on early extinguishment of debt last year, partially offset by the $1.2 million decrease in operating income. The nine month increase was due to the Pearle
Settlement, improvement in income from operations, the reduction of net interest expense, the lower effective tax rate, a $1.6 million loss from discontinued operations in the first nine months of fiscal 1997 and the extraordinary loss on early extinguishment of debt last year.

RESTRUCTURING AND OTHER CHARGES; FOURTH QUARTER RESULTS

       The Company recently announced that, to address the weakness in Pearle's operating results, it has begun work to change the operating structure of its optical business to more clearly align the merchandising and marketing of its two principal brands, Pearle Vision and Sears Optical, with the needs of the different consumers that each brand serves. The decision to create separate organizational structures at Pearle and Sears Optical reflects the belief that the Company can improve each unit's performance through additional management focus.

       The Company expects to report restructuring and other charges of approximately $25.0 million reflecting expenses for revising the Pearle operating model, including the write down of inventory and other assets, the cost of consultants retained to assist management with certain aspects of the restructuring, human resource expenses associated with personnel changes, the costs of retention and recruitment of senior management, the costs of relocating and consolidating facilities and other charges. All or a majority of the charges are expected to be taken in the fourth quarter of fiscal 1998.

       Given the recent trend of sales at Pearle, the ongoing competitive pressures in the optical business and the importance of the upcoming holiday season, management believes income from continuing operations before restructuring and other unusual charges for the fourth quarter will be approximately half of last year's level.

YEAR 2000

       The Company has been working with a consultant to assess and resolve the potential impact of the Year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive (the "Year 2000 Readiness Program"). Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the Year 2000 could result in errors or system failures.

       During the third quarter of fiscal 1998, the Company completed the assessment of its internal critical and non-critical hardware and software. Included in the Company's assessment was the identification of all critical and non-critical computer programs and hardware, including non-information technology systems such as HVAC, telephone and others containing embedded microcontrollers, and an evaluation of their Year 2000 readiness. The Company utilizes over 500 separate computer information systems across its operations, many of which were recently installed and are Year 2000 ready. In addition, modification to many of the Company's other critical programs has been completed and testing of these programs is in process. The Company currently believes that all critical programs and hardware will be Year 2000 ready, including testing, by the end of the second quarter of 1999.

       Concurrent with this internal assessment, the Company identified and contacted critical vendors, host stores and managed health care partners with whom the Company does business regarding their Year 2000 readiness. Although not all responses from third parties have been received, the Company is not currently aware of any critical third party whose Year 2000 issues is likely to have a material effect on the Company.

       The Company has not yet developed contingency plans and such plans will depend primarily on the responses from critical third parties in the event the Company or critical third parties should fail to become Year 2000 ready. The Company expects its contingency plans to be completed by the end of the first quarter of fiscal 1999.

       Notwithstanding that the Company is proceeding diligently with the implementation of its own Year 2000 Readiness Program, including ascertaining Year 2000 readiness of critical third parties, the inability of the Company or critical third parties to effectuate timely and cost effective solutions to Year 2000 issues could have a material adverse effect on the Company.

       The Company estimates the total cost of the Year 2000 Readiness Program will be approximately $3.3 million, including approximately $0.3 million of new hardware and software that will be capitalized. The remaining $3.0 million will be expensed as incurred (approximately $1.7 million in fiscal 1998 and $1.3 million in fiscal 1999). These costs include only external costs as the Company does not separately track internal costs, which consist primarily of payroll related costs of employees, for the Year 2000 Readiness Program. The estimate of external costs does not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 ready.

       For the 13 and 39 weeks ended October 31, 1998, in addition to internal costs, the Company has incurred approximately $0.7 million and $1.0 million, respectively, of external Year 2000 costs, all of which have been expensed.

FORWARD-LOOKING INFORMATION

       Certain sections of this Form 10-Q, including this Management's Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company. All forward-looking statements involve risk and uncertainty.

       The Company operates in a highly competitive environment, and its future liquidity, financial condition and operating results may be materially affected by a variety of factors, some of which may be beyond the control of the Company, including risks associated with the integration of acquired operations, the timing and achievement of the restructuring of the optical business, the ability of the Company and its suppliers, host stores, and managed care organization partners to achieve Year 2000 readiness, the Company's ability to select and stock merchandise attractive to customers, the implementation of its store acquisition program, economic and weather factors affecting consumer spending, operating factors, including manufacturing quality of optical and engraved goods, affecting customer satisfaction, the Company's relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company's business.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

        27        Financial Data Schedule

    (b) Reports on Form 8-K

        The Company has not filed any reports on Form 8-K for the quarterly period ended October 31, 1998.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           COLE NATIONAL GROUP, INC.



                           By:     /s/ Wayne L. Mosley
                                ------------------------------------
                                Wayne L. Mosley
                                Vice President and Controller
                                (Duly Authorized Officer and Principal
                                Accounting Officer)

                           Date:  December 3, 1998

                            COLE NATIONAL GROUP, INC.
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 31, 1998

                                  EXHIBIT INDEX



Exhibit
Number      Description
------      -----------

27          Financial Data Schedule