Form 10-K
period 1999-01-30
COLE NATIONAL GROUP INC
filed 1999-04-30
CIK 909492

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 30, 1999, OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO________.


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

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM IN THE REDUCED DISCLOSURE FORMAT.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
 X  YES   ___ NO

ALL OF THE OUTSTANDING CAPITAL STOCK OF THE REGISTRANT IS HELD BY COLE NATIONAL CORPORATION.

AS OF MARCH 24, 1999, 1,100 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE: NONE


================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Cole National Group, Inc., a wholly owned subsidiary of Cole National Corporation, was incorporated as a Delaware corporation in July 1993. Cole National Group is a leading provider of eyewear products, optometric services and personalized gifts with 2,884 retail locations in 50 states, Canada and the Caribbean. References herein to the "Company" include Cole National Group, its direct and indirect subsidiaries, and its predecessor companies. Cole National Group's businesses are conducted through two principal operating units: Cole Vision and Things Remembered. Cole Vision consists of Cole Licensed Brands, Cole Managed Vision Care and Pearle, which was acquired on November 15, 1996. Cole National Group believes that, based on industry data, Cole Vision is one of the largest optical retail companies in the world. Things Remembered operates the only nationwide chain of personalized gift stores. Cole National Group differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations.

COLE VISION

         Cole Vision contributed 77.3% of Cole National Group's net revenue in fiscal 1998 with 2,066 company-owned and franchised locations throughout the United States, Canada and the Caribbean as of January 30, 1999. Cole Licensed Brands and Pearle share purchasing power and corporate support functions. The Cole Managed Vision Care programs give participants access to a network of company-owned, franchised and third-party optical locations.

COLE LICENSED BRANDS

         Cole Licensed Brands operates principally under the "Sears Optical", "Ward's Optical", "Target Optical" and "BJ's Optical Department" names. As of January 30, 1999, Cole Licensed Brands operated 1,186 locations in 47 states and Canada, including 788 departments on the premises of Sears department stores, 179 departments in Montgomery Ward stores, 82 departments in BJ's Wholesale Club stores, 12 departments in Target stores, 121 freestanding stores operated under the name "Sears Optical" and four other locations. Retail locations are generally operated under a lease or license arrangement through which the host store collects the sales receipts, retains an agreed upon percentage of sales and remits the remainder to Cole Licensed Brands on a weekly basis.

         Cole Licensed Brands' locations are, in most cases, full-service retail eyecare stores offering brand name and private label prescription eyeglasses, contact lenses and accessories, with an on-premises doctor of optometry who performs complete eye examinations and prescribes eyeglasses and contact lenses. Most optical departments, which are typically 1,000 square feet in size, operate with a doctor of optometry, a department manager, and from one to seven opticians depending on store sales volume. The majority of the doctors of optometry are independent, as is often required by state law, with the remainder being employed by Cole Licensed Brands. The independent doctors sublease space and equipment from Cole Licensed Brands where permitted by law, or from the host, and retain their examination fees.

         Each of the retail locations is computer linked to five centralized manufacturing laboratories, which grind, cut and fit lenses to order and ship them to the stores. Cole Licensed Brands provides next day delivery on most of the eyewear it offers when requested by its customers. All of the frames and lenses used in its eyeglasses are purchased from outside suppliers, both in the United States and several foreign countries.

         A variety of marketing and promotional efforts, primarily newspaper, direct mail, yellow pages and host advertising, are used to build and maintain its customer base. Host advertising includes the placement of promotional material within sales circulars or credit card billings sent out by the host store to its customers.

  PEARLE

         At January 30, 1999, Pearle's operations consisted of 471 company-owned and 409 franchised stores located in 45 states, Canada, and the Caribbean. Most Pearle stores operate in either an "Express" or "Mainline" store format. Express stores contain a full surfacing lab that can manufacture most glasses in approximately one hour. Mainline stores can manufacture over 50% of prescriptions on-site in approximately one hour. Other prescriptions are sent to the main laboratory in Dallas. At January 30, 1999, 304 of the company-owned stores and 118 of the franchised stores were Express, with the balance being Mainline.

         The Express stores typically are located in high traffic freestanding, strip centers and mall locations with most stores averaging 3,000 square feet. The Express stores are usually staffed with two managers and a support staff of four to eight people. Mainline stores have an average size of 1,700 square feet and are also located in freestanding buildings, or in smaller strip or regional centers. Mainline stores generally carry a smaller assortment of inventory than Express stores and are usually staffed with one manager and two to three associates. Most Pearle stores have a doctor of optometry on site with approximately 80% leasing space from Pearle on an independent basis and the remaining being direct employees of Pearle.

         Pearle's marketing strategy employs a wide range of media at both the national and local levels. The franchised and company-owned stores each contribute a percentage of revenues to Pearle's marketing budget with approximately half of Pearle's marketing expenditures devoted to television. Pearle's brand positioning of high quality eyecare products and services has been reinforced by an advertising and promotions program, which includes Pearle's advertising slogans, Nobody Cares for Eyes Better Than Pearle and The Doctor Is In.

         Pearle operates a warehouse facility in Dallas that inventories and distributes a comprehensive product line, including frames, eyeglass lenses, contact lenses, optical supplies and eyewear accessories to company-owned and franchised locations.

         Pearle has maintained a franchise program since 1980. Most of the franchised stores are single franchise operations, with no franchisee operating more than ten stores. With the proper financial approvals, a franchise purchase can be financed through Pearle. Currently, Pearle offers financing over periods up to ten years at variable interest rates ranging from prime plus one point to prime plus three points adjusted periodically.

         Each franchisee is required to enter into a franchise agreement requiring payment of an initial franchise fee. The term of the typical franchise agreement is equal to the earlier of ten years or the expiration or termination of the underlying base lease. Royalty and advertising contributions typically are based on a percentage of the franchisee's gross revenues from the retail operation and/or non-surgical professional fee revenues. The total monthly advertising contribution is distributed between Pearle's system-wide advertising fund and the local co-op market advertising fund. Franchisees are generally eligible to participate in Cole Vision's managed vision care programs.

COLE MANAGED VISION CARE

         In the last several years, Cole Vision has expanded its managed vision care program that provides low cost, comprehensive eyecare benefits marketed directly to large employers, HMO's and other organizations, primarily under the name "Vision One." Vision One's basic program gives plan sponsors the opportunity to offer their members a group discount at locations within the managed vision care network with minimal direct cost to the plan sponsor. An enhanced Vision One program allows plan sponsors to provide their members with prepaid eye examinations, as well as pricing discounts or reimbursements.

         Cole Managed Vision Care's network has over 6,000 points of service, including all Cole Vision company-owned retail locations, approximately 90% of franchised locations, 700 locations in a nationwide chain store's optical departments, and 3,000 independent ophthalmologists, making it the largest chain provider of managed vision care in the United States. Cole Managed Vision Care generated approximately 31% of Cole Vision's revenues in fiscal 1998.

THINGS REMEMBERED

         Things Remembered contributed 22.7% of Cole National Group's net revenue in fiscal 1998. As of January 30, 1999, Things Remembered operated 818 stores and kiosks generally located in large, enclosed shopping malls located in 46 states. Each location carries a wide assortment of engravable items and provides "while you shop" personalization services for any occasion including holiday, business and special occasion gift events. Things Remembered offers engraving for items purchased at the store as well as for items purchased elsewhere.

         Merchandise sold at Things Remembered stores consists of a broad assortment of gift categories and items at prices generally ranging from $10 to $75. Things Remembered's offering of gifts includes writing instruments, clocks, music boxes, picture frames and albums, executive desk sets and accessories, ID bracelets, glassware, lighters, keys and key rings, door knockers and Christmas ornaments. Things Remembered features brand name merchandise as well as higher margin private label merchandise. At some locations, computer-controlled embroidery equipment is utilized for the personalization of merchandise such as throws, sweaters, bathrobes, jackets, baseball caps, towels and baby blankets.

These softgoods are also available in most of Things Remembered's other locations with personalization services provided from a central fulfillment facility.

         At January 30, 1999, Things Remembered locations consisted of 450 stores and 368 kiosks. The typical store consists of about 1,000 square feet, while kiosks, which are units generally located in the center of the common mall area, are typically 200 square feet in size.

         Things Remembered locations are usually operated by one or two employees during non-peak periods and up to 15 employees during the peak Christmas season. Locations typically employ a store manager on a full-time basis and a full or part-time assistant manager, while the balance of the employees is part-time sales associates.

         Nearly all locations are equipped with computerized engravers and key duplicating machines. Many stores also have equipment for etching glassware items. All locations are equipped with point-of-sale terminals.

         Most of Things Remembered's store merchandise is shipped through its centralized warehouse and distribution facility located near Youngstown, Ohio. The warehouse utilizes a computerized carousel system to automate the process of locating merchandise needed to fill a store order.

HOST RELATIONSHIPS

         Cole National Group believes it has developed excellent relationships with the host stores in which Cole Licensed Brands operates. Cole National Group has maintained its relationships in the optical business with Sears and Montgomery Ward for over 35 years. Approximately 90% of the Sears stores and all of the BJ's Wholesale and Montgomery Ward stores that offer optometric services are operated by Cole Licensed Brands. Although leases with major hosts are terminable by either party upon relatively short notice, Cole Licensed Brands has never had a lease terminated other than in connection with a store closing, relocation or major remodeling.

PURCHASING

         The merchandise, supplies and component parts required for the various products sold by Cole National Group are purchased from a large number of suppliers and manufacturers and are generally readily available. In most cases, such purchases are not made under long-term contracts. Cole National Group believes that the loss of any one supplier or manufacturer should not have a material adverse effect on its operations.

COMPETITION

         Cole National Group operates in highly competitive businesses. Cole Vision competes with other optical companies, private ophthalmologists, optometrists and opticians and a growing number of HMOs in a highly fragmented marketplace on the basis of the patient service it provides, as well as price and product quality. In addition, Pearle competes on the basis of its highly recognized brand name and one-hour express service. Cole National Group believes that, based on industry data, Cole Vision is one of the largest optical retail companies in the world. Although Things Remembered operates the only nation-wide chain of gift stores offering "while you shop" gift engraving, key duplicating, glass etching and monogramming, as well as related merchandise, it competes with many other retailers that sell gift items. Things Remembered competes with such other retailers primarily on the basis of the value-added point of sale services, as well as price and product quality. Some of Cole National Group's competitors have greater financial resources than Cole National Group.

EMPLOYEES

         As of January 30, 1999, Cole National Group and its subsidiaries had approximately 9,200 full-time and 3,900 part-time employees. During October, November and December, Cole National Group employs additional full- and part-time employees. In fiscal 1998, approximately 3,500 additional employees were employed during such period. Approximately 150 employees at certain Pearle locations are represented by labor unions. Cole National Group considers its present labor relations to be satisfactory.

ITEM 2.  PROPERTIES

         Cole National Group leases an office in Highland Heights, Ohio, and leases its executive offices and an office in Cleveland, Ohio.

         During fiscal 1998, Cole National Corporation purchased a building in Twinsburg, Ohio, which comprises approximately 175,000 square feet of office space. All of Cole Vision's home office functions moved to this facility during fiscal 1998.

         All Cole Licensed Brands retail locations are leased or operated under a license with the host store, and none of the individual retail locations is material to operations. Leases for departments operated in Sears stores and freestanding stores operated under the name "Sears Optical" are generally for terms of 90 days and five years, respectively.

         Pearle leases most of its retail stores under non-cancelable operating leases with terms generally ranging from five to ten years and which generally contain renewal options for additional periods. Pearle is the principal lessee on a majority of stores operated by franchisees who sublease the facilities from Pearle.

         Cole Vision leases five optical laboratories, located in Knoxville, Tennessee (two labs); Memphis, Tennessee; Salt Lake City, Utah; and Richmond, Virginia, pursuant to leases expiring (including renewals at the option of Cole Vision) in 2002, 2005, 2002, 2001 and 2013, respectively. Pearle owns its Dallas Support Center, which comprises 88,721 square feet of office space and 147,336 square feet of laboratory and distribution facilities. Pearle also owns a small headquarters and laboratory in Puerto Rico. Cole Vision also leases a home office, lab and distribution center facility for its Canadian operations pursuant to leases expiring in 2000.

         Leases for Things Remembered stores and kiosks are generally for terms of ten and five years, respectively. During the first quarter of fiscal 1999, Things Remembered moved its home office functions to the leased facility in Highland Heights, Ohio. The office and warehouse facility that Things Remembered owns and occupied during fiscal 1998 is expected to be sold in fiscal 1999. In fiscal 1997, a 210,000 square foot warehouse and distribution facility was constructed for Things Remembered. On December 31, 1998, Things Remembered entered into an agreement with a third party for the sale and leaseback of its distribution center that expires in 2013 and includes three options to renew the lease for five-year terms.

         Cole National Group believes that its relationships with its lessors are generally good.

ITEM 3.  LEGAL PROCEEDINGS

         While Cole National Group is not presently involved in any material legal proceedings, from time to time during the ordinary course of business, it is threatened with, or may become a party to legal actions and other proceedings incidental to its business. Management believes that Cole National Group's potential exposure to such legal actions is adequately covered by its general liability insurance and reserves.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Registrant is a wholly owned subsidiary of Cole National Corporation and has no equity securities that trade.

           The covenants in certain debt instruments to which Cole National Group and certain of its subsidiaries are parties restrict the ability of Cole National Group and such subsidiaries to make distributions to Cole National Corporation or Cole National Group, respectively. A credit facility to which Cole National Group and its subsidiaries are parties permits payment of dividends by Cole National Group's subsidiaries to Cole National Group annually of up to $8.0 million plus 0.25% of the net annual sales of Cole National Group's subsidiaries to meet expenses of Cole National Group or Cole National Corporation, together with amounts necessary to pay principal and interest on Cole National Group's 8-5/8% Senior Subordinated Notes due 2007 and 9-7/8% Senior Subordinated Notes due 2006 and to meet tax obligations. In addition, dividends of up to $20.0 million are permitted to repurchase the 8-5/8% Notes and/or 9-7/8% Notes.

           So long as no default or event of default has occurred under the indentures relating to the 8-5/8% Notes and/or the 9-7/8% Notes and Cole National Group has met a specified fixed charge coverage ratio test, payments of dividends to Cole National Corporation of amounts contributed by Cole National Corporation to the equity of Cole National Group subsequent to September 30, 1993, plus up to one-half of the consolidated net income of Cole National Group since October 31, 1993 are permitted. No dividends were paid during 1998 or 1997.

ITEM 6.  SELECTED FINANCIAL DATA

           Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Certain information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

           Fiscal years end on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended January 30, 1999 is referred to as "fiscal 1998." Fiscal 1998, 1997 and 1996 each consisted of 52-week periods.

         Cole National Group has two reportable segments: Cole Vision, which accounted for 77% of total revenue, and Things Remembered, which accounted for 23% of total revenue. Most of Cole Vision's revenue is provided by sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle retail locations. Cole Vision's revenue is also provided by sales of merchandise to franchisees and other outside customers, by royalties based on sales, interest income on notes receivable and initial franchise fees from franchisees and by fees from managed vision care programs. Things Remembered's revenue is provided by sales of engravable gift merchandise and personalization and other services primarily through retail stores and kiosks. See Note 10 to Consolidated Financial Statements for further discussion of reportable segments.

         On January 13, 1998, Cole National Group announced the closing of its Cole Gift Centers business that included 445 key duplicating, greeting card and gift departments on the premises of hosts' stores. Cole Gift Centers has been accounted for as a discontinued operation in the accompanying financial statements. Accordingly, the results of operations and loss on disposition of Cole Gift Centers have been excluded from the results of continuing operations. See Note 4 of the Notes to Consolidated Financial Statements for further discussion of discontinued operations.

         On August 5, 1997, Cole National Corporation contributed to Cole National Group all of the issued and outstanding common stock of American Vision Centers, Inc. ("AVC"), which Cole National Corporation had acquired for approximately $28.9 million in cash, including debt assumed. The acquisition was accounted for using the purchase method of accounting. Accordingly, AVC's results of operations, which included 80 company-owned optical stores and 75 franchised locations at January 31, 1998, have been included in the consolidated statements of operations since the date of contribution. For the six-month period ended January 31, 1998, AVC's net revenue was approximately $25.0 million. See Notes 2 and 3 of the Notes to Consolidated Financial Statements for further discussion of this acquisition.

         On November 15, 1996, Cole National Group purchased from Cole National Corporation the North American and Caribbean operations of Pearle, Inc. The acquisition of Pearle has been accounted for under the purchase method of accounting. Accordingly, Pearle's results of operations, which included 348 company owned stores and 338 franchised locations at February 1, 1997, have been included in the consolidated statements of operations since the date of acquisition. For the eleven-week period ended February 1, 1997, Pearle generated net revenue of $58.3 million. See Notes 2 and 3 of the Notes to Consolidated Financial Statements for further discussion of this acquisition.

RESULTS OF OPERATIONS

         The following is a discussion of the results of continuing operations for the three fiscal years ended January 30, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.

FISCAL 1998 COMPARED TO FISCAL 1997

         Net revenue increased 6.8% to $1.1 billion in fiscal 1998 from $996.2 million in fiscal 1997. The increase in revenue was primarily attributable to the inclusion in fiscal 1998 of additional Cole Vision units, including the AVC stores acquired in August 1997, and a consolidated comparable store sales increase of 3.1%. The consolidated comparable store sales increase in fiscal 1998 reflected a comparable store sales increase of 1.6% at Cole Vision and 7.4% at Things Remembered. The Cole Vision comparable store sales increase resulted from a 3.1% increase at Cole Licensed Brands partially offset by a 0.8% decrease at Pearle. The Cole Vision sales increase reflected an increase in the number of transactions due to more locations, as the average selling price was essentially flat between years. The Pearle comparable store sales were impacted by a weaker than expected reception to marketing and merchandising programs implemented in the first quarter, as well as increased competitive pressures in the optical business and what the Company perceives may be a general softening in the retail optical market. At Things Remembered, the comparable store sales growth reflected increased sales of additional personalization and new products increasing the average transaction amount, while the number of transactions in fiscal 1998 was similar to fiscal 1997. At January 30, 1999, the Company had 2,884 retail locations including 818 Things Remembered stores, 1,186 Licensed Brands locations and 880 Pearle stores, of which 409 were franchised locations, compared to 2,833 retail locations at January 31, 1998.

         Gross profit increased to $700.1 million in fiscal 1998 from $655.3 million in fiscal 1997. The gross profit increase was primarily attributable to the increased revenue at both Cole Vision and Things Remembered, partially offset by $5.2 million of inventory markdowns at Pearle in connection with restructuring its operations. Excluding the inventory markdowns, gross margins were 66.3% and 65.8% in fiscal 1998 and fiscal 1997, respectively. Gross margin at Things Remembered improved to 71.0% in fiscal 1998 from 68.7% the prior year with most of the improvement from increased personalization sales. At Cole Vision, gross margins were 64.9% in both fiscal 1998 and fiscal 1997.

         Operating expenses increased 9.3% to $607.1 million in fiscal 1998 from $555.2 million in fiscal 1997. As a percentage of revenue, operating expenses were 57.0% in fiscal 1998 compared to 55.7% in fiscal 1997. The unfavorable expense leverage was attributable to a 0.6 percentage point increase in managed vision care expenses, a 0.6 percentage point increase in information service costs including $2.4 million incurred in connection with the Company's Year 2000 Readiness Program (see Year 2000 below for additional information) and a 0.5 percentage point increase in advertising expenditures, partially offset by a 0.4 percentage point leverage gain on store occupancy costs. The increase in managed vision care expenses was primarily the result of increased administrative costs necessary to handle the growth in call and claims volume. The increase in advertising expenditures as a percentage of revenue was mainly due to inefficient advertising efforts at Cole Vision, a result of the optical market conditions mentioned above and the unexpected weakness of Pearle's first quarter marketing and merchandising programs. Store occupancy expenses increased as a result of more locations and higher percentage rents caused by increased comparable store sales but gained leverage from the strong comparable store sales increase at Things Remembered. Payroll costs also increased primarily because of more retail units open in 1998 and additional payroll to support increased sales, maintaining leverage to last year. Fiscal 1998 depreciation and amortization expense of $32.8 million was $3.7 million more than fiscal 1997 reflecting a $2.4 million increase in amortization of systems development costs and the AVC acquisition in fiscal 1997.

         Fiscal 1998 included a $13.1 million pretax charge for restructuring and other unusual items, including the inventory markdowns at Pearle, and fiscal 1997 included an $8.0 million pretax charge for non-recurring items related to the integration of AVC into the Company's operations. See Restructuring, Business Integration and Other Unusual Charges below.

         Operating income, excluding the charges for restructuring, business integration and other unusual charges from each year, decreased 7.8% to $65.5 million in fiscal 1998 from $71.0 million the prior year, as improved sales and earnings at Things Remembered and Cole Licensed Brands were more than offset by the disappointing results at Pearle.

         Net interest expense and other income for fiscal 1998 of $21.1 million decreased $7.4 million compared to fiscal 1997. The decrease was primarily attributable to the recognition of $6.0 million of other income in the third quarter of fiscal 1998 from cash received in the nontaxable settlement of certain contingencies related to several claims against and indemnifications from the former owner of Pearle, and lower interest expense following the purchase and retirement of $150.9 million of 11-1/4% Senior Notes in connection with a tender offer in September 1997, partially offset by additional interest expense on $125.0 million of 8-5/8% Senior Subordinated Notes issued in August 1997.

         The income tax provisions for fiscal 1998 and 1997 include $3.9 million and $3.4 million, respectively, of income tax benefits related to the charges for restructuring and other unusual items. The effective tax rate on income excluding these charges and the $6.0 million settlement included in other income was 41.3% in fiscal 1998 and 43.2% in fiscal 1997. This rate reflects the significant impact of non-deductible amortization of goodwill in both years. A more complete discussion of income taxes is included in Note 8 of Notes to Consolidated Financial Statements.

         Net income increased to $19.3 million in fiscal 1998 from a net loss of $6.6 million the prior year. The net loss in fiscal 1997 included a $14.0 million loss, net of an income tax benefit of $8.5 million, related to the operations and closing of Cole Gift Centers and a $12.2 million extraordinary loss, net of an income tax benefit of $7.5 million, recorded in the third quarter of fiscal 1997 in connection with the early extinguishment of debt. The loss on early extinguishment of debt represented the tender premium, write-off of related unamortized debt discount and other costs associated with redemption of the 11-1/4% Senior Notes.

FISCAL 1997 COMPARED TO FISCAL 1996

         Net revenue increased 58.5% to $996.2 million in fiscal 1997 from $628.5 million in fiscal 1996. The increase in revenue was primarily attributable to the acquisitions of Pearle and AOCO Limited, which operated 73 Sears locations in Canada, in November 1996 and AVC in August 1997, which accounted for $290.7 million of the increase for the fiscal year. See Notes 2 and 3 of the Notes to Consolidated Financial Statements for further discussion of the acquisitions. Consolidated comparable store sales increased 3.6% in fiscal 1997 with a 5.9% comparable store growth at Cole Vision and a 0.5% comparable store sales decline at Things Remembered. The Cole Vision comparable store sales increase resulted from a 6.1% increase at Cole Licensed Brands and a 2.5% increase at Pearle. The increase at Cole Vision was primarily a result of successful eyewear promotions and growth in managed vision care sales. The net revenue increase was also attributable to the classification of capitation and other fees associated with its growing managed vision care business as revenue. Prior to fiscal 1997, such fees were netted with operating expenses in the financial statements. For fiscal 1997, these fees were approximately $40.7 million. The opening of additional Cole Vision and Things Remembered units also contributed to the revenue increase. At January 31, 1998, the Company had 2,833 retail locations, including 831 Things Remembered stores, 1,157 Licensed Brand locations and 845 Pearle stores, of which 401 were franchised locations, compared to 2,657 retail locations at February 1, 1997.

         Gross profit increased to $655.3 million in fiscal 1997 from $427.3 million in fiscal 1996. The gross profit increase was primarily attributable to the acquisitions and the growth of managed vision care fees now classified as revenue. Gross margins for fiscal 1997 and fiscal 1996 were 65.8% and 68.0%, respectively. The lower gross margin percentage in fiscal 1997 resulted primarily from the addition of Pearle which operates at a lower gross margin than the Company has historically experienced due to the higher costs of in-store laboratories and lower margin wholesale sales to franchised stores. This was partially offset by revenue generated by Pearle's franchise royalties and fees, interest income on Pearle's franchise notes receivable and the managed vision care fees, each of which has no corresponding cost of goods sold. As a result, gross margin at Cole Vision was 64.9% in fiscal 1997 compared to 66.9% in fiscal 1996. At Things Remembered, gross margin was 68.7% and 69.9% in fiscal 1997 and fiscal 1996, respectively. The lower margin at Things Remembered was primarily attributable to increased sales of clearance and promotional merchandise, partially offset by an increase in sales of additional personalization.

         Operating expenses increased 54.5% to $555.2 million in fiscal 1997 from $359.4 million in fiscal 1996. As a percentage of revenue, operating expenses decreased to 55.7% in fiscal 1997 from 57.2% in fiscal 1996. The leverage improvement was primarily a result of the addition of Pearle, which has lower operating expenses as a percentage of revenue than the rest of the Company, along with leverage gains achieved by Cole Vision's comparable store sales increase. This was offset in part by leverage losses at Things Remembered resulting from the decline in comparable store sales. Operating expenses increased primarily because of the acquisitions and the classification of capitation and other fees as revenue. The expense increase reflected higher advertising expenditures, payroll costs, and store occupancy expenses, as well as expenses related to the growth of managed vision care. Advertising expenditures at Cole Vision were increased for optical promotions and Pearle name awareness. Payroll costs increased because of more higher-volume retail units open in 1997 and additional payroll to support increased sales. Store occupancy expenses increased primarily as a result of more locations and higher percentage rents caused by increased comparable store sales. As a percentage of revenue, payroll and store occupancy costs improved by 1.1 and 2.1 percentage points, respectively, over fiscal 1996, partially offset by the leverage loss from other operating expenses which were affected by the reclassification of managed vision care fees. Fiscal 1997 depreciation and amortization expense of $29.1 million was $10.8 million more than fiscal 1996 reflecting the acquisitions and an increase in capital expenditures.

         The third and fourth quarter of fiscal 1997 included a total of $8.0 million of charges for non-recurring items related to integration of AVC into the Company's operations. In the fourth quarter of fiscal 1996, a $61.1 million pretax charge was recorded for certain unusual non-recurring items primarily related to the integration and consolidation of Pearle. See Restructuring, Business Integration and Other Unusual Charges below.

         Operating income, excluding charges for business integration and other unusual items from each year, increased 43.2% to $71.0 million in fiscal 1997 from $49.6 million the prior year, primarily the result of the acquisitions and comparable store sales growth at Cole Vision, offset in part by soft sales performance at Things Remembered.

         Net interest expense for fiscal 1997 of $28.5 million increased $7.6 million compared to fiscal 1996. The increase was primarily attributable to the additional interest expense on $150.0 million of 9-7/8% Notes issued in connection with financing the Pearle acquisition and $125.0 million of 8-5/8% Notes. This was partially offset by a decrease in interest expense due to the purchase and subsequent retirement of $15.1 million of 11-1/4% Senior Notes in the fourth quarter of fiscal 1996 and the purchase and retirement of an additional $150.9 million of the 11-1/4% Senior Notes in conjunction with a tender offer in September 1997.

         The income tax provisions for fiscal 1997 and 1996 include $3.4 million and $20.0 million, respectively, of income tax benefits related to the charges for business integration and other unusual items. The effective tax rate on income excluding the charge for business integration and other unusual items was 43.2% in fiscal 1997 and 44.3% in fiscal 1996. This rate reflects the significant impact of non-deductible amortization of goodwill in both years.

         The net loss in fiscal 1997 of $6.6 million included a $14.0 million loss, net of an income tax benefit of $8.5 million, related to the operations and closing of Cole Gift Centers and a $12.2 million extraordinary loss, net of an income tax benefit of $7.5 million, recorded in the third quarter of fiscal 1997 in connection with the early extinguishment of debt.

RESTRUCTURING, BUSINESS INTEGRATION AND OTHER UNUSUAL CHARGES

         In the fourth quarter of fiscal 1996, the Company recorded a $61.1 million pretax charge primarily related to its acquisition of Pearle, which included costs related to the integration and consolidation of Pearle into the Company's operations, as well as other unusual charges. The charge included $15.8 million for store closings, $1.8 million for other facility closings, $21.6 million related to computer systems, which included the settlement costs of terminating an outsourcing agreement, $6.1 million for the writeoff of goodwill pursuant to Statement of Financial Accounting Standards (SFAS) No. 121 and $15.8 of other unusual charges. The other charges related to employee matters, including severance and hiring costs, costs associated with developing and implementing a new franchise agreement, and compensation costs associated with accelerated vesting of a stock option grant to executives.

         In connection with the 1996 business integration charge, management developed a plan, approved by the Board of Directors, that among other things identified 29 Pearle stores that would be closed and 112 in-store labs that would be taken out of stores. This plan consisted of a store-by-store analysis of profitability, size, lease term and type of lab. In addition, the Company decided to retain Pearle's distribution and central lab facilities, but close the home office facility in Dallas, Texas. The Company's intent was to close the stores, on average, over a six month period and labs, on average, over an eighteen month period following February 1, 1997. The estimated costs of closure, primarily related to lease obligations and impairment of fixed assets, were determined based upon management's and Pearle's past experience in closing stores and represented a portion of the remaining noncancellable term of the operating leases after the expected closing dates. The estimate assumed the Company would be able to avoid certain lease penalty provisions through negotiations with landlords. This resulted in an accrual of $12.9 million being recorded pursuant to EITF No. 94-3 as part of the original charge discussed above.

         The Company, whose integration efforts were initially focused primarily on the new franchise agreement, closed one store in each of the first and second quarters of fiscal 1997. The Company then acquired AVC in August 1997, and recorded an additional $8.0 million integration charge in fiscal 1997, which included costs of closing an additional 12 stores, six in-store labs, the AVC central lab and the AVC home office, transitional costs incurred to change the brand identity to Pearle and duplicate costs incurred through fiscal year end in connection with the consolidation of the AVC home office functions.

         The expected benefits of these business integration activities included a stronger franchise network and reductions in (1) home office personnel and occupancy costs, (2) purchasing costs for materials, (3) manufacturing costs upon the completion of the removal of full in-store labs and closing of the AVC lab, and (4) operating losses upon closure of certain unprofitable stores. The consolidation of Pearle's home office and purchasing functions was substantially completed in fiscal 1997, with the exception of lab systems, which are expected to be completed in fiscal 1999. The consolidation of AVC functions, including the shutdown of its central lab, was completed by the third quarter of fiscal 1998.

         Negotiations with various landlords throughout fiscal 1997 proved more difficult than originally anticipated. Also, due to other priorities of integrating Pearle and the acquisition of AVC in mid-fiscal 1997, the original plan was not fully implemented by the end of fiscal 1997. At the end of fiscal 1997 management reaffirmed its intent to close the remaining 27 stores and convert the 112 lab locations as soon as practicable. The estimated cost of closure was revised to equal the remaining lease liability assuming, on average, stores would be closed six months after January 31, 1998. This revised estimate did not differ materially from the previously established accrual and therefore no adjustment to the reserve was required. Had management's original plan corresponded to only the actual stores closed prior to January 31, 1998, the restructuring charges would have been reduced by $9.1 million and $1.6 million for the fiscal years ended February 1, 1997 and January 31, 1998, respectively.

         Of the facilities originally identified for closing, five stores were closed in the first quarter and one store was closed in the second quarter of fiscal 1998, and 17 full service labs were closed in the third quarter of fiscal 1998.

          In the third quarter of fiscal 1998, several consultants were retained to help assess various aspects of Cole National Group's optical operations. As a result, in the fourth quarter of 1998, the original restructuring plan was revised and a net pretax charge of $13.1 million was recorded, related to further restructuring of its Pearle business along with other unusual charges. The net pretax charge consisted of charges associated with the restructuring of $13.9 million, a reversal of previously established restructuring accruals of $12.3 million and other unusual charges totaling $11.5 million.

         The restructuring charge of $13.9 million relates to changes made to the Pearle operating model and structure of the home office organization. Consultants conducted market research and helped develop and implement changes to Pearle's marketing message, merchandise offerings and presentation, store locations, organizational structure and other operational opportunities. In addition, home office facilities and personnel, including Cole Managed Vision Care administration and systems were relocated and consolidated into one central facility. The results of these efforts resulted in charges for inventory writedowns related to products that will no longer be carried, severance and hiring costs primarily related to home office organizational changes, consolidation of the home office facilities, including the writeoff of fixed assets at the old facilities, consultant fees and changing the Pearle brand message through signing, production and other costs. The charge related to the inventory writedown has been reflected in cost of sales in accordance with EITF No. 96-9.

         As part of the revised plan, which was approved by the Board of Directors in March 1999, it was determined that certain stores originally identified for closure would either remain open or be closed at a much lower cost than originally estimated. The plan is to close 26 stores, of which nine were identified in the original store closing plan, over the next 12 months and remove surfacing equipment from full service labs of 226 stores over the next six to eighteen months. As a result of the revised plan, the expected cost of closure is estimated to approximate $1.0 million, requiring a reversal of $12.3 million of the previous accrual. The primary reasons for the significant reduction in the accrual were the passage of time of not closing stores earlier, many of the stores now will be closed at the end of their lease terms, and the shift in strategy in that only surfacing equipment would be removed from full-service stores as opposed to the original plan of completely removing labs. Management believes it will be able to implement its revised plan based on the current status of lease termination negotiations and the expected installation of new lab systems, along with a new central lab facility in 1999.

         For the restructuring charges recorded in 1996, 1997 and 1998, approximately $29.4 million represented non-cash charges and $34.2 million represented cash outlays through January 30, 1999, including a total of $10.6 million that had been incurred and paid during the respective periods that each charge was initially recorded. At January 30, 1999, approximately $7.1 million of restructuring reserves remained, all of which is expected to result in cash outlays over the next twelve months for lease settlement, severance and other costs incurred in fiscal 1998 but paid in fiscal 1999.

         The unusual charges in fiscal 1998 related to the writeoff of $8.8 million associated with the abandonment in the fourth quarter of previously capitalized system development costs (including $1.9 million of incurred costs that will be paid in the first half of fiscal 1999) and $2.7 million primarily related to restricted stock issued to two senior executive officers.

         Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the restructuring, business integration and other unusual charges.

YEAR 2000

         Cole National Group has been working with a consultant to assess and resolve the potential impact of the Year 2000 on the ability of its computerized information systems to accurately process information that may be date-sensitive (the "Year 2000 Readiness Program"). Any of the programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures.

         During fiscal 1998, Cole National Group completed the assessment of its internal critical and non-critical hardware and software. Included in the assessment was the identification of all critical and non-critical computer programs and hardware, including non-information technology systems such as HVAC, telephone and others containing embedded microcontrollers, and an evaluation of their Year 2000 readiness. Cole National Group utilizes over 500 separate computer information systems across its operations, many of which were recently installed and are Year 2000 ready. In addition, modifications to many other critical programs has been completed and testing of these programs is in process. Management currently believes that all critical programs and hardware will be year 2000 ready, including testing, by the end of the third quarter of fiscal 1999.

         Concurrent with this internal assessment, Cole National Group identified and contacted critical vendors, host stores and managed health care partners with whom it does business regarding their Year 2000 readiness. Although not all responses from third parties have been received, management is not currently aware of any critical third party whose Year 2000 issues are likely to have a material effect on the Company.

         Cole National Group has not yet developed contingency plans and such plans will depend primarily on the responses from critical third parties in the event that it or critical third parties should fail to become Year 2000 ready. Cole National Group expects any necessary contingency plans to be completed by the end of the third quarter of fiscal 1999.

         Notwithstanding that Cole National Group is proceeding diligently with the implementation of its own Year 2000 Readiness Program, including ascertaining Year 2000 readiness of critical third parties, the inability of it or critical third parties to effectuate timely and cost effective solutions to Year 2000 issues could have a material adverse effect on the Company.

         Management estimates the total cost of the Year 2000 Readiness Program will be approximately $3.5 million, including approximately $0.3 million of new hardware and software that will be capitalized. The remaining $3.2 million will be expensed as incurred (approximately $2.4 million in fiscal 1998 and $0.8 million in fiscal 1999). These costs include only external costs as internal costs, which consist primarily of payroll-related costs of employees, are not tracked separately for the Year 2000 Readiness Program. The estimate of external costs does not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 ready.

NEW ACCOUNTING PRONOUNCEMENTS

         In fiscal 1998, SFAS No. 130 "Reporting Comprehensive Income," SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132 "Employees Disclosures about Pensions and Other Postretirement Benefits" were adopted. Adoption of these standards did not have a material impact on the results of operations, financial position or cash flows.

RECENT DEVELOPMENTS AND FORWARD-LOOKING INFORMATION

         The Company expects results in the first quarter of fiscal 1999 to be below last year from continuing softening of sales at Cole Vision.

         Certain sections of this Form 10-K Report, including this Management's Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can affect operating results, liquidity and financial condition, such as risks associated with the timing and achievement of the restructuring of the optical business, the timing and achievement of improvements in the operations of the optical business, the integration of acquired operations, the ability of Cole National Group and its suppliers, host stores, and managed care organization partners to achieve Year 2000 readiness, the ability to select and stock merchandise attractive to customers, the implementation of its store acquisition program, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the business. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting Cole National Group. All forward-looking statements involve risk and uncertainty.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Cole National Group is exposed to market risk from changes in foreign currency exchange rates, which could impact its results of operations and financial condition. Foreign exchange risk arises from the Company's exposure in fluctuations in foreign currency exchange rates because Cole National Group's reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this Item appears on pages F-1 through F-27 of this Form 10-K and is incorporated herein by reference. Other financial statements and schedules are filed herewith as "Financial Statement Schedules" pursuant to Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item has been omitted pursuant to General Instruction I of Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this Item has been omitted pursuant to General Instruction I of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item has been omitted pursuant to General Instruction I of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item has been omitted pursuant to General Instruction I of Form 10-K.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2)    Financial Statements and Financial Statement Schedules

                  The financial statements and financial statement schedules filed as part of this Form 10-K for Cole National Group and its consolidated subsidiaries are located as set forth in the index on page F-1.

(a)(3)            Exhibits

                  See Exhibit Index on pages X-1 through X-3.

(b)               Reports on Form 8-K

                  Report on Form 8-K dated January 12, 1999

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

           No annual report or proxy statement covering Cole National Group's last fiscal year has been or will be circulated to security holders.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                            COLE NATIONAL GROUP, INC.

April 30, 1999                           By: /s/ Wayne L. Mosley
                                             ---------------------------------
                                                     Wayne L. Mosley
                                              Vice President and Controller

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                *                           Chairman and Chief                                   April 30, 1999
---------------------------------           Executive Officer and
        Jeffrey A. Cole                     Director (Principal Executive Officer)


                *
---------------------------------           President and Director                               April 30, 1999
         Brian B. Smith

                *                           Executive Vice President of Strategic Planning
---------------------------------           and Chief Financial Officer                          April 30, 1999
   George H. Bernstein, Jr.                 (Principal Financial Officer)


      /s/ Wayne L. Mosley                   Vice President and Controller                        April 30, 1999
---------------------------------           (Principal Accounting Officer)
        Wayne L. Mosley

                *                           Director                                             April 30, 1999
---------------------------------
       Timothy F. Finley

                *                           Director                                             April 30, 1999
---------------------------------
        Irwin N. Gold

                *                           Director                                             April 30, 1999
---------------------------------
        Peter V. Handal

                *                           Director                                             April 30, 1999
---------------------------------
       Charles A. Ratner

                *                           Director                                             April 30, 1999
---------------------------------
       Walter J. Salmon


* The undersigned, by signing his name hereto, does sign and execute this report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of Cole National Group, Inc. and which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.



       /s/ Wayne L. Mosley
---------------------------------
Wayne L. Mosley, Attorney-in-Fact

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



                                                                                                          Page
                                                                                                          ----


    Report of Independent Public Accountants                                                              F-2

    Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998                               F-3

    Consolidated Statements of Operations for the 52 weeks ended January 30,
       1999, January 31, 1998, and February 1, 1997                                                       F-4

    Consolidated Statements of Cash Flows for the 52 weeks ended January 30,
       1999, January 31, 1998, and February 1, 1997                                                        F-5

    Consolidated Statements of Stockholder's Equity and Comprehensive Income for
       the 52 weeks ended January 30, 1999, January 31, 1998, and February 1,
       1997                                                                                               F-6

    Notes to Consolidated Financial Statements                                                            F-7


    FINANCIAL STATEMENT SCHEDULES:

    Report of Independent Public Accountants on the Financial Statement Schedules                         F-23

    Schedule I - Condensed Financial Information of Registrant                                            F-24

    Schedule II - Valuation and Qualifying Accounts                                                       F-27



All financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE BOARD OF DIRECTORS OF COLE NATIONAL GROUP, INC.:

         We have audited the accompanying consolidated balance sheets of Cole National Group, Inc. (a Delaware corporation) and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, stockholder's equity (deficit) and comprehensive income and cash flows for each of the three years in the period ended January 30, 1999. These financial statements are the responsibility of Cole National Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cole National Group, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



Cleveland, Ohio,
March 17, 1999.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  January 30,             January 31,
                                                                                     1999                    1998
                                                                                     ----                    ----
Assets
------
Current assets:
    Cash and temporary cash investments                                            $  51,057             $  67,989
    Accounts receivable, less allowance for doubtful accounts of $7,189
       in 1998 and $7,132 in 1997                                                     45,302                51,491
    Current portion of notes receivable                                                2,707                 4,177
    Refundable income taxes                                                            1,113                  --
    Inventories                                                                      119,881               119,970
    Prepaid expenses and other                                                         8,520                 9,099
    Deferred income tax benefits                                                      13,742                20,950
                                                                                   ---------             ---------
          Total current assets                                                       242,322               273,676

Property and equipment, at cost                                                      246,597               237,611
    Less - accumulated depreciation and amortization                                (133,595)             (113,954)
                                                                                   ---------             ---------
          Total property and equipment, net                                          113,002               123,657

Other assets:
    Notes receivable, excluding current portion                                       17,308                19,552
    Deferred income taxes and other                                                   51,555                52,373
    Intangible assets, net                                                           159,698               159,077
                                                                                   ---------             ---------
       Total assets                                                                $ 583,885             $ 628,335
                                                                                   =========             =========


Liabilities and Stockholder's Equity
------------------------------------

Current liabilities:
    Current portion of long-term debt                                              $     407             $  15,078
    Accounts payable                                                                  70,125                75,076
    Payable to affiliates                                                             69,060                88,776
    Accrued interest                                                                   6,216                 6,615
    Accrued liabilities                                                              101,040               108,616
    Accrued income taxes                                                                 131                   965
                                                                                   ---------             ---------
       Total current liabilities                                                     246,979               295,126

Long-term debt, net of discount and current portion                                  274,706               274,992

Other long-term liabilities                                                           13,954                30,664

Stockholder's equity:
    Common stock                                                                        --                    --
    Paid-in capital                                                                  195,139               193,560
    Accumulated other comprehensive loss                                                (657)                 (436)
    Accumulated deficit                                                             (146,236)             (165,571)
                                                                                   ---------             ---------
       Total stockholder's equity                                                     48,246                27,553
                                                                                   ---------             ---------
       Total liabilities and stockholder's equity                                  $ 583,885             $ 628,335
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

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                                                          52 Weeks Ended
                                                                   ---------------------------------------------------------
                                                                      January 30,           January 31,         February 1,
                                                                        1999                   1998                1997
                                                                   --------------         --------------       -------------

Net revenue                                                           $ 1,064,235           $ 996,164           $ 628,496

Costs and expenses:
   Cost of goods sold                                                     364,090             340,849             201,229
   Operating expenses                                                     607,103             555,246             359,430
   Depreciation and amortization                                           32,803              29,058              18,260
   Restructuring and other unusual charges                                  7,873               8,000              61,091
                                                                      -----------           ---------           ---------
          Total costs and expenses                                      1,011,869             933,153             640,010
                                                                      -----------           ---------           ---------

Operating income (loss)                                                    52,366              63,011             (11,514)

Interest and other (income) expense:
   Interest expense                                                        27,354              30,112              22,492
   Interest and other income                                               (6,283)             (1,605)             (1,613)
                                                                      -----------           ---------           ---------
      Total other expense                                                  21,071              28,507              20,879
                                                                      -----------           ---------           ---------

Income (loss) from continuing operations before income taxes               31,295              34,504             (32,393)

Income tax provision (benefit)                                             11,960              14,915              (7,286)
                                                                      -----------           ---------           ---------

Income (loss) from continuing operations                                   19,335              19,589             (25,107)

Discontinued operations:
   Operating loss, net of income tax provision (benefit) of
      $(39) and $180, respectively                                             --                 (67)             (2,935)

   Loss on disposal, net of income tax benefit of $8,500                       --             (13,900)                 --
                                                                      -----------           ---------           ---------

   Loss from discontinued operations                                           --             (13,967)             (2,935)
                                                                      -----------           ---------           ---------

Income (loss) before extraordinary item                                    19,335               5,622             (28,042)

Extraordinary loss on early extinguishment of debt, net of
   income tax benefit of $7,467                                                --             (12,183)                 --
                                                                      -----------           ---------           ---------

Net income (loss)                                                     $    19,335           $  (6,561)          $ (28,042)
                                                                      ===========           =========           =========



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                      52 Weeks Ended
                                                                                   -------------------------------------------------
                                                                                   January 30,      January 31,          February 1,
                                                                                      1999             1998                 1997
                                                                                   -----------      -----------          -----------
Cash flows from operating activities:
    Net income (loss)                                                               $ 19,335          $  (6,561)         $ (28,042)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Extraordinary loss on early extinguishment of debt                               --             12,183                 --
         Depreciation and amortization                                                32,803             29,058             18,260
         Restructuring and other unusual charges                                       1,786                546             19,983
         Non-cash interest, net                                                        1,054                961                519
         Deferred income tax provision (benefit)                                      16,221             12,966            (16,575)
         Change in assets and liabilities net of effects from acquisitions:
             Decrease (increase) in accounts and notes receivable, prepaid
                 expenses and other assets                                            10,912             (9,015)            (4,319)
             Increase in inventories                                                  (4,404)           (11,222)            (3,935)
             Decrease in net assets of discontinued operations                            --             19,926              4,002
             Increase (decrease) in accounts payable, accrued liabilities
                 and other liabilities                                               (17,767)           (11,944)            73,215
             Increase (decrease) in accrued interest                                    (399)            (3,015)             2,586
             Increase (decrease) in accrued, refundable and deferred
                 income taxes                                                            895               (749)             1,305
                                                                                    --------          ---------          ---------
                    Net cash provided by operating activities                         60,436             33,134             66,999
                                                                                    --------          ---------          ---------

Cash flows from investing activities:
    Purchases of property and equipment, net                                         (27,914)           (32,634)           (24,925)
    Proceeds from sale-leaseback, net                                                  8,835                 --                 --
    Acquisition of businesses, net of cash acquired                                   (7,231)                --           (157,426)
    Systems development costs                                                        (16,802)           (17,922)            (2,933)
    Other, net                                                                           312               (894)               (20)
                                                                                    --------          ---------          ---------
                   Net cash used by investing activities                             (42,800)           (51,450)          (185,304)
                                                                                    --------          ---------          ---------
Cash flows from financing activities:
    Repayment of long-term debt                                                      (15,095)          (169,839)           (15,511)
    Payment of deferred financing fees                                                    --             (3,191)            (6,066)
    Advances from (to) affiliates, net                                               (19,246)            61,614             34,888
    Proceeds from long-term debt, net                                                     --            125,000            148,875
    Other, net                                                                          (227)              (420)                --
                                                                                    --------          ---------          ---------
                    Net cash provided (used) by financing activities                 (34,568)            13,164            162,186
                                                                                    --------          ---------          ---------

Cash and temporary cash investments:
    Net increase (decrease) during the period                                        (16,932)            (5,152)            43,881
    Balance, beginning of the period                                                  67,989             73,141             29,260
                                                                                    --------          ---------          ---------
    Balance, end of the period                                                      $ 51,057          $  67,989          $  73,141
                                                                                    ========          =========          =========



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                                              January 30,      January 31,          February 1,
                                                                 1999             1998                 1997
                                                              -----------      -----------          -----------

Common Stock:
     Balance at beginning of period                            $      --          $      --          $      --
     Net proceeds from sale of common stock                           --                 --                 --
     Exercise of stock options                                        --                 --                 --
                                                               ---------          ---------          ---------
     Balance at end of period                                         --                 --                 --
                                                               ---------          ---------          ---------

Paid In Capital:
     Balance at beginning of period                              193,560            122,681            118,065
     Tax benefit of stock option exercises                         1,579                755                463
     Capital contribution by Cole National Corporation                --             70,124                 --
     Stock options granted                                            --                 --              4,153
                                                               ---------          ---------          ---------
     Balance at end of period                                    195,139            193,560            122,681
                                                               ---------          ---------          ---------

Accumulated Deficit:
     Balance at beginning of period                             (165,571)          (159,010)          (115,568)
     Net income (loss)                                            19,335             (6,561)           (28,042)
     Dividend to Cole National Corporation                            --                 --            (15,400)
                                                               ---------          ---------          ---------
     Balance at end of period                                   (146,236)          (165,571)          (159,010)
                                                               ---------          ---------          ---------

Accumulated Other Comprehensive Loss:
     Balance at beginning of period                                 (436)               (26)                --
     Other comprehensive loss                                       (221)              (410)               (26)
                                                               ---------          ---------          ---------
     Balance at end of period                                       (657)              (436)               (26)
                                                               ---------          ---------          ---------

Total Stockholder's Equity (Deficit)                           $  48,246          $  27,553          $ (36,355)
                                                               =========          =========          =========

Comprehensive Income:
     Net income (loss)                                         $  19,335          $  (6,561)         $ (28,042)
     Cumulative translation adjustment                              (221)              (410)               (26)
                                                               ---------          ---------          ---------
     Total comprehensive income (loss)                         $  19,114          $  (6,971)         $ (28,068)
                                                               =========          =========          =========


The accompanying notes to consolidated financial statements are an integral part of the consolidated statements.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      Summary of Significant Accounting Policies

         Basis of Presentation -

                Cole National Group, Inc. is a wholly owned subsidiary of Cole National Corporation. The consolidated financial statements include the accounts of Cole National Group and its wholly owned subsidiaries (collectively, the Company). Cole National Group's subsidiaries include Pearle, Inc., which was acquired on November 15, 1996 (see Note 2). All significant intercompany transactions have been eliminated in consolidation.

                Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. Fiscal years 1998, 1997 and 1996 each consisted of 52-week periods.

         Nature of Operations -

                Cole National Group is a specialty service retailer, operating in both host and non-host environments, whose primary lines of business are eyewear products and services and personalized gifts. Cole National Group sells its products through 2,475 company-owned retail locations and 409 franchised locations in 50 states, Canada, and the Caribbean, and differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations. Cole National Group has two reportable segments: Cole Vision and Things Remembered (see Note 10).

         Inventories -

                Inventories are valued at the lower of first-in, first-out
         (FIFO) cost or market.

         Property and Depreciation -

                The policy is to provide depreciation using the straight-line method over a period which is sufficient to amortize the cost of the asset over its useful life or lease term.


                The estimated useful lives for depreciation purposes are:

                  Buildings and improvements                  5 to 40 years
                  Equipment                                   3 to 10 years
                  Furniture and fixtures                      2 to 10 years
                  Leasehold improvements                      2 to 20 years



                Property and equipment, at cost, consist of the following at January 30, 1999 and January 31, 1998 (000's omitted):


                                                      1999             1998
                                                 --------------     ------------

          Land and buildings                     $       14,164    $      22,782
          Furniture, fixtures and equipment             151,602          144,450
          Leasehold improvements                         80,831           70,379
                                                 --------------    -------------
            Total property and equipment         $      246,597    $     237,611
                                                 ==============    =============

         Store Opening Expenses -

                Store opening expenses are charged to operations in the year the store is opened, which is generally the year the expense is incurred.

         Notes Receivable -

                Cole National Group's notes receivable are primarily from Pearle's franchisees throughout the U.S. The franchise notes are collateralized by inventory, equipment, and leasehold improvements at each location, generally bear interest at the prime rate plus 3%, and require monthly payments of principal and interest over periods of up to ten years.

         Intangible Assets -

                Intangible assets, net, consist of the following at January 30, 1999 and January 31, 1998 (000's omitted):

                                        1999             1998
                                     ---------        ---------

          Tradenames                $  46,725        $  47,962
          Goodwill                    112,973          111,115
                                     ---------        ---------
                                     $ 159,698        $ 159,077
                                     =========        =========

                Tradenames acquired in connection with the Pearle acquisition are being amortized on a straight-line basis over 40 years and are presented net of accumulated amortization of $2,735,000 and $1,498,500 at January 30, 1999 and January 31, 1998, respectively.

                Goodwill generally is being amortized on a straight-line basis over 40 years and is presented net of accumulated amortization of $37,880,000 and $34,008,000 at January 30, 1999 and January 31, 1998,
         respectively. Management regularly evaluates its accounting for goodwill considering primarily such factors as historical profitability, current operating profits and cash flows. Cole National Group believes that, at January 30, 1999, the asset is realizable and the amortization period is still appropriate.

         Other Assets -

                Financing costs incurred in connection with obtaining long-term debt are capitalized in other assets and amortized over the life of the related debt using the effective interest method.

                In March 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides that direct costs to develop or obtain internal use software, including internal costs, should be capitalized and amortized over the estimated useful life of the software.

                Such costs incurred have been capitalized and are included in other assets. These costs are being amortized on a straight-line basis over periods ranging from two to seven years, beginning when the software is placed in service. At January 30, 1999 and January 31, 1998, these costs, net of accumulated amortization, were $34,267,000 and $23,963,000, respectively.

         Valuation of Long-Lived Assets -

                Long-lived assets, such as property, plant and equipment, goodwill and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

         Other Long-Term Liabilities -

                Other long-term liabilities consist primarily of certain employee benefit obligations, deferred lease credits and other lease-related obligations and other obligations not expected to be paid within 12 months. Deferred lease credits are amortized on a straight-line basis over the life of the applicable lease.

         Capital Stock -

                At January 30, 1999 and January 31, 1998, there were 1,100 shares of common stock, par value $.01 per share, authorized, issued and outstanding.

         Foreign Currency Translation -

                The assets and liabilities of Cole National Group's foreign subsidiaries are translated to United States dollars at the rates of exchange on the balance sheet date. Income and expense items are translated at average monthly rates of exchange. Translation adjustments are presented as a component of accumulated other comprehensive income within stockholder's equity.

         Revenues -

                Revenues include sales of goods and services to retail customers at company-operated stores, sales of merchandise inventory to franchisees and other outside customers, other revenues from franchisees such as royalties based on sales, interest income on notes receivable and initial franchise fees, and capitation and other fees associated with its growing managed vision care business.

                Franchise revenues based on sales by franchisees are accrued as earned. Initial franchise fees are recorded as income when all material services or conditions relating to the sale of the franchises have been substantially performed or satisfied by Cole National Group and when the related store begins operations.

         Advertising -

                Advertising production costs and other advertising costs are expensed as incurred, a portion of which are reimbursed by franchisees based on a percentage of their sales. Advertising expense is summarized as follows (000's omitted):

                                                        1998           1997           1996
                                                      --------       --------       --------

                Gross advertising expense            $  82,492     $  74,553       $  37,427
                Less:  Franchisee contribution         (20,244)      (19,656)         (4,230)
                                                     ---------     ---------       ---------
                Net advertising expense              $  62,248     $  54,897       $  33,197
                                                     =========     =========       =========

         Earnings Per Share -

                Earnings per share and weighted average number of common shares outstanding data for 1998, 1997 and 1996 have been omitted as the presentation of such information, considering Cole National Group is a wholly owned subsidiary of Cole National Corporation, is not meaningful.

         Cash Flows -

                For purposes of reporting cash flows, Cole National Group considers all temporary cash investments, which have original maturities of three months or less, to be cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments.

                Net cash flows from operating activities reflect cash payments for income taxes and interest as follows (000's omitted):

                                                        1998             1997           1996
                                                   --------------------------------------------

                       Income taxes                $     1,644     $     4,889      $     5,300
                       Interest                    $    25,900     $    33,429      $    21,275

                During 1998 and 1997, non-cash financing activities included incurring $77,000 and $622,000, respectively, in capital lease obligations.

                During 1997, in connection with the tender offer described in
         Note 5, Cole National Corporation made a capital contribution to Cole National Group in the amount of $42,347,000. This contribution was recorded as a decrease to payable to affiliates.

                No dividends were declared during fiscal 1998 or 1997.

         Use of Estimates -

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

         Reclassifications -

                Certain prior year amounts have been reclassified to conform with the 1998 presentation.

 (2)     Acquisitions of Businesses

                On November 15, 1996, Cole National Group purchased from Cole National Corporation, for an aggregate purchase price of $157.7 million, including the costs of acquisition, certain assets and all of the issued and outstanding common stock of Pearle. Pearle consisted of 346 company-operated optical stores and 340 franchised locations in the United States, Canada and the Caribbean.

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

                On a pro forma basis, if the Pearle acquisition had taken place at the beginning of fiscal 1996, the unaudited consolidated net revenues would have been $878.3 million for fiscal 1996. After giving effect to certain pro forma adjustments, including adjustments to reflect the amortization of tradenames and goodwill, the elimination of transactions between Pearle and its former parent, the elimination of Pearle's provision for impairment of intangible assets and related costs which resulted from the acquisition, increased interest expense and reduced interest income associated with acquisition funding and the estimated related income tax effects, pro forma net loss in fiscal 1996 would have improved by $1.5 million. The unaudited pro forma results have been prepared for informational purposes only and should not be considered indicative of the actual results of operations which would have occurred had the acquisition been in effect at the beginning of fiscal 1996, and do not purport to be indicative of results of operations which may occur in the future.

                The 1998 results include the recognition of $6.0 million of income from cash received in a nontaxable settlement of certain contingencies related to several claims against and indemnifications from the former owner of Pearle. In connection with this settlement, Cole National Group assumed secondary liability for approximately $10.0 million of loans to certain franchisees held by a third party. Cole National Group is contingently liable should any of these franchisees default, and also for prepayment penalties of up to $1.1 million. Cole National Group has established reserves for potential losses on the loans, which mature through 2001. The settlement also included a release of the former owner of Pearle from certain future non-tax claims related to Pearle.

                Cole National Group also made the following acquisitions, each of which has been accounted for under the purchase method of accounting. Pro forma financial results have not been presented for these acquisitions, as they did not have a material effect on results of operations.

                In fiscal 1998, Cole National Group acquired ten Buckeye Optical stores in Columbus, Ohio, and all of the issued and outstanding common stock of Management Associates, Inc., whose operations consisted of four 20/20 Eyecare stores located in Las Vegas, Nevada. The total purchase price for these acquisitions was $7.2 million.

                On August 5, 1997, Cole National Corporation contributed to Cole National Group all of the issued and outstanding common stock of American Vision Centers, Inc. (AVC), whose operations consisted of 79 company-owned and 85 franchised optical stores, which Cole National Corporation had acquired for an aggregate purchase price of approximately $28.9 million, including debt assumed. The purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair values as of the closing date. This resulted in an excess of purchase price over net assets acquired of $20.0 million. The relative fair values of the assets acquired and liabilities assumed included unfavorable leasehold interests of $3.4 million, accruals for involuntary severance and termination benefits of $0.5 million, write-off of deferred assets of $1.4 million and deferred tax assets of $7.5 million.

                In November 1996, Cole National Group acquired all of the issued and outstanding stock of AOCO Limited, which operated 73 Sears Optical Departments and two freestanding Vision Club stores in Canada, for a purchase price of $2.6 million.

(3)      Restructuring and Other Unusual Charges

                In the fourth quarter of fiscal 1998, Cole National Group began implementation of a restructuring plan and recorded a net pretax charge of $13.1 million, related to restructuring its Pearle business along with other unusual charges. The net pretax charge consisted of charges associated with the restructuring of $13.9 million, a reversal of previously established restructuring accruals of $12.3 million and other unusual charges totaling $11.5 million. The restructuring charge of $13.9 million relates to changes made to the Pearle operating model and structure of the home office organization. These changes resulted in charges for inventory write-downs related to products that will no longer be carried, severance and hiring costs primarily related to home office organizational changes, consolidation of the home office facilities, including the write-off of fixed assets at the old facilities, consultant fees and changing the Pearle brand message through signing, production and other costs. The charge related to the inventory write-down ($5.2 million) has been included in cost of sales in fiscal 1998.

                Additionally, Cole National Group had recorded restructuring and other non-recurring charges of $8.0 million and $61.1 million in fiscal 1997 and 1996, respectively. These charges consisted primarily of costs of integrating and consolidating the recent acquisitions of both AVC and Pearle, including costs of store and other facility closings, a computer system termination fee and related asset impairment costs. The accrual established in fiscal 1996 was based in part upon the closure of certain stores and in-store labs. As part of the revised restructuring plan discussed above, it was determined that certain stores originally planned to be closed would either remain open or be closed at a much lower cost than originally estimated. In addition, management determined that, while it still plans to reduce the number of full service labs, the lease costs and equipment to be removed from the stores would be less than originally anticipated. Cole National Group plans to close 26 stores over the next twelve months and remove surfacing equipment from the full service labs of 226 stores over the next six to eighteen months. As a result, $12.3 million of previously established accruals have been reversed into income as a restructuring credit.

                During fiscal 1997, an $8.0 million pretax business integration charge associated with the AVC acquisition was recorded. Such charge included costs incurred related to the integration and consolidation of AVC into Cole National Group's operations, including costs of store and other facility closings, transitional costs incurred to change the brand identity to Pearle and duplicate costs incurred through fiscal year end in connection with the consolidation of the AVC home office functions. The charge consisted of $4.3 million of costs incurred in fiscal 1997, $0.7 million of asset write-downs and $3.0 million of costs accrued in accordance with EITF No. 94-3.

                The fiscal 1996 pretax charge of $61.1 million is primarily related to the integration and consolidation of Pearle into Cole National Group's operations, as well as certain other non-recurring charges, including store and other facility closings, computer systems and asset impairments. The charge consisted of $29.4 million of costs incurred in fiscal 1996, $17.4 million of asset write-downs and $14.3 million of costs accrued in accordance with EITF No. 94-3. Cole National Group had identified 29 unprofitable Pearle stores which it intended to close along with 112 other retail locations at which it intended to close the in-store labs and supply these locations from other facilities. In addition, Cole National Group decided to retain Pearle's distribution and central lab facilities, but to close Pearle's home office facility in Dallas, Texas. The charge in fiscal 1996 for store and other facility closings consists primarily of the remaining noncancellable term of operating leases and other obligations remaining on these facilities subsequent to their estimated date of closing, along with the loss on fixed assets. The charge for computer systems was primarily for settlement costs of prematurely terminating an outsourcing agreement that was providing systems integrations and data processing services. The asset impairment charge related to goodwill associated with portions of its optical business that would not be recoverable as the carrying values of these businesses exceeded fair value, as measured by projected future discounted cash flows, in accordance with SFAS No. 121.

                Other charges in fiscal 1996 include costs related to employee matters, including duplicate costs incurred through the end of fiscal 1996 and costs related to hiring employees in connection with the consolidation of the Pearle home office functions, and other costs of management realignment. In addition, the other charges include incremental travel and professional fees incurred in connection with the integration of Pearle, along with costs of developing and implementing a new franchise agreement. Also, in February 1996, the Board of Directors granted stock options to executive officers at a share price equal to the market price of the common stock on the date of grant, which were subject to stockholder approval. The increase in the price of the common stock between the grant date and the date of stockholder approval resulted in $4.2 million of compensation expense.

                The following summarizes the major components of the restructuring charges recorded in fiscal 1996, 1997 and 1998, along with cash and non-cash charges against the reserves (in millions):

                                     Charges to Reserve                  Charges to Reserve
                                           1996                                 1997
                                   ----------------------    Remaining ----------------------     Remaining
                          Original                 Non-       Reserve                   Non-       Reserve
                          Charge       Cash        Cash       at 2/1/97      Cash       Cash      at 1/31/98
                       -----------  ---------  -----------   -----------  ---------  --------- ------------
1996 Charge
-----------------------
Store and other
     facilities closing     $ 17.6     $(0.2)       $ -         $ 17.4      $ (0.6)     $(0.2)      $ 16.6
Computer systems              21.6      (0.5)        (4.0)        17.1       (12.6)       -            4.5
Asset impairment               6.1       0.0         (6.1)         -           0.0        -            -
Other                         15.8      (4.8)        (6.8)         4.2        (3.5)       -            0.7
                            ------     -----      -------       ------     -------      -----       ------
Total                       $ 61.1     $(5.5)     $ (16.9)      $ 38.7     $ (16.7)     $(0.2)      $ 21.8
                            ======     =====      =======       ======     =======      =====       ======

1997 Charge
-----------------------

Store and other
     facilities closing      $ 2.5                                           $ -        $ -          $ 2.5
Severance                      0.9                                            (0.1)       -            0.8
Operating costs and
     losses                    1.7                                            (1.6)      (0.1)         -
Marketing and brand
     conversion                1.5                                            (0.6)       -            0.9
Other                          1.4                                            (0.8)       -            0.6
                       -----------                                     -----------  --------- ------------

Total                        $ 8.0                                          $ (3.1)     $(0.1)       $ 4.8
                       ===========                                     ===========  ========= ============

1998 Charge
-----------------------

Facilities relocations       $ 2.6
Inventory                      5.2
Marketing and brand
     conversion                2.3
Professional fees              1.9
Severance/hiring               1.9
                       -----------

Total                       $ 13.9
                       ===========

                         Charges to Reserve
                                 1998
                         -------------------------------------- Remaining
                                      Non-                     Reserve
                            Cash      Cash        Reversal     at 1/30/99
                        ---------    ---------    -----------  -----------
1996 Charge
-----------------------
Store and other
     facilities closing   $(0.4)    $ (5.7)           $ (9.5)      $ 1.0
Computer systems           (4.0)      (0.5)              -           -
Asset impairment            0.0        0.0               -           -
Other                      (0.2)       0.0              (0.5)        -
                          -----     ------           -------       -----
Total                     $(4.6)    $ (6.2)          $ (10.0)      $ 1.0
                          =====     ======           =======       =====

1997 Charge
-----------------------

Store and other
     facilities closing   $(0.4)     $ -              $ (2.1)      $ -
Severance                  (1.0)       -                 0.2         -
Operating costs and
     losses                 -          -                 -           -
Marketing and brand
     conversion            (0.7)       -                (0.2)        -
Other                      (0.2)      (0.2)             (0.2)        -
                       -------- -----------      ----------- -----------

Total                     $(2.3)    $ (0.2)           $ (2.3)      $ -
                       ======== ===========      =========== ===========

1998 Charge
-----------------------

Facilities relocations    $(0.5)    $ (0.5)            $ -         $ 1.6
Inventory                   -         (5.2)              -           -
Marketing and brand
     conversion            (0.2)       -                 -           2.1
Professional fees          (0.8)      (0.1)              -           1.0
Severance/hiring           (0.5)       -                 -           1.4
                       -------- -----------      ----------- -----------

Total                     $(2.0)    $ (5.8)            $ -         $ 6.1
                       ======== ===========      =========== ===========


            The reserves remaining at January 30, 1999 equal the amount of future expected cash outlays, which for the 1996 charge are for lease settlement costs for stores to be closed and are expected to be incurred over the next twelve months. Of the remaining cash outlays related to the 1998 charge, approximately $4.0 million had been incurred in fiscal 1998 and is expected to be paid in the first quarter of fiscal 1999. The remainder related primarily to severance arrangements and operating costs of idle facilities that will be paid through the fourth quarter of fiscal 1999.

           The unusual charges in fiscal 1998 related to the write-off of $8.8 million associated with the abandonment in the fourth quarter of previously capitalized system development costs (including $1.9 million of incurred costs that will be paid in the first half of fiscal 1999) and $2.7 million primarily related to restricted stock issued to two senior executive officers. See Note 7 for further discussions of the restricted stock grants.

(4)  Discontinued Operations

           On January 13, 1998, Cole National Group announced the closing of its Cole Gift Centers chain of personalized gift and greeting card departments located in host stores. The decision to close Cole Gift
     Centers was based on declining sales and profitability trends in recent years and management's desire to focus its gift retailing efforts on Things Remembered. For financial statement purposes, the assets, liabilities, results of operations and cash flows of Cole Gift Centers are included in the consolidated financial statements as discontinued operations. The estimated loss on disposal of $13.9 million (net of an applicable income tax benefit of $8.5 million) includes provisions for severance and other closing costs, inventory and other asset write-offs and estimated operating losses for the period from January 13, 1998 through February 1998 when all locations were closed.

                Cole Gift Centers' net revenue was $50.9 million and $55.5 million in 1997 and 1996, respectively. Consolidated interest expense that was not directly attributable to other operations of Cole National Group was allocated to discontinued operations based on the ratio of the net assets of discontinued operations to total net assets of Cole National Group plus consolidated debt of Cole National Group not directly attributable to other operations. As a result, the operating loss from discontinued operations includes allocated interest expense of $1.3 million and $1.9 million in fiscal 1997 and 1996, respectively. The net loss of discontinued operations also includes a non-recurring charge of $3.3 million in fiscal 1996, primarily related to the write-off of goodwill at Cole Gift Centers, in accordance with SFAS No. 121.

 (5)     Long-Term Debt

                Long-term debt at January 30, 1999 and January 31, 1998 is summarized as follows (000's omitted):

                                                                         1999               1998
                                                                         ----               ----
         7-1/2% Obligation in connection with Industrial Revenue Bonds         $      --          $     168

         11-1/4% Senior Notes                                                         --             14,476

         9-7/8% Senior Subordinated Notes:
           Face value                                                            150,000            150,000
           Unamortized discount                                                     (964)            (1,041)
                                                                               ---------          ---------
             Total 9-7/8% Senior Subordinated Notes                              149,036            148,959

         8-5/8% Senior Subordinated Notes                                        125,000            125,000

         Capital lease obligations (see Note 11)                                   1,077              1,467
                                                                               ---------          ---------
                                                                                 275,113            290,070
         Less current portion                                                       (407)           (15,078)
                                                                               ---------          ---------
         Net long-term debt                                                    $ 274,706            274,992
                                                                               =========          =========

                On August 15, 1997, Cole National Group announced a tender offer to purchase up to all of its 11-1/4% Senior Notes at a price of $1,105.61 per $1,000 of principal, plus accrued interest. The tender offer expired on September 12, 1997, at which time a total of $151.3 million principal amount of the 11-1/4% Senior Notes were tendered, leaving $14.5 million outstanding. As a result of the tender offer, in the third quarter of fiscal 1997 Cole National Group recorded an extraordinary charge of $12.2 million, net of an income tax benefit of $7.5 million, representing the tender premium, the write-off of the related unamortized debt discount and other costs associated with redeeming the debt. The remaining 11-1/4% Senior Notes not tendered in 1997 were called and retired in October 1998.

                On August 22, 1997, Cole National Group issued $125.0 million of 8-5/8% Senior Subordinated Notes that mature in 2007 with no earlier scheduled redemption or sinking fund payments. Proceeds from this debt issuance of approximately $121.8 million, along with cash on hand, were used to fund the above-described tender offer. Interest on the 8-5/8% Notes is payable semi-annually on February 15 and August 15.

                On November 15, 1996, Cole National Group issued $150 million of 9-7/8% Senior Subordinated Notes that mature in 2006 with no earlier scheduled redemption or sinking fund payments. The 9-7/8% Notes were used to finance a portion of the Pearle acquisition (see Note 2). Interest on the 9-7/8% Notes is payable semi-annually on June 30 and December 31.

                The 8-5/8% Notes and the 9-7/8% Notes are general unsecured obligations of Cole National Group, subordinated in right of payment to senior indebtedness of Cole National Group and senior in right of payment to any current or future subordinated indebtedness of Cole National Group.

                The indentures pursuant to which the 8-5/8% Notes and the 9-7/8% Notes were issued restrict dividend payments to Cole National Corporation to 50% of Cole National Group's net income after October 31, 1993, plus amounts due to Cole National Corporation under a tax sharing agreement and for administrative expenses of Cole National Corporation not to exceed 0.25% of Cole National Group's net revenue. The indentures also contain certain optional and mandatory redemption features and other financial covenants. Cole National Group was in compliance with these covenants at January 30, 1999.

                  During the second quarter of 1997, Cole National Corporation completed a public offering of 2,587,500 shares of its common stock at a price of $47.00 per share. Net proceeds from the offering were approximately $116.0 million. A portion of the net proceeds from the offering were used for the purchase of AVC and Cole National Group's tender offer to purchase up to all of its $165.8 million outstanding 11-1/4% Senior Notes.

                At January 30, 1999, the fair value of long-term debt was approximately $279.4 million compared to a carrying value of $275.1 million. The fair value was estimated primarily by using quoted market prices. There are no significant principal payment obligations under its outstanding indebtedness until the 9-7/8% Notes mature in 2006.

 (6)     Credit Facility

                Concurrent with the Pearle acquisition, the principal operating subsidiaries of Cole National Group entered into a credit facility. The credit facility replaced the existing revolving credit facility.

                The credit facility provides the principal operating subsidiaries of Cole National Group with a four-year revolving line of credit of up to the lesser of a "borrowing base" or $75 million. Up to $30 million of the credit facility is available for the issuance of letters of credit. Borrowings under the credit facility initially bear interest at a rate equal to, at the option of the principal operating subsidiaries of Cole National Group, either (a) the Eurodollar Rate plus 1.25% or (b) 0.25% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1% and (iii) the federal funds rate plus 0.5%. Cole National Group pays a commitment fee of 0.375% per annum on the total unused portion of the facility. Additionally, the credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the subsidiaries to comply with certain financial covenants, including covenants regarding minimum interest coverage, maximum leverage and consolidated net worth. The principal operating subsidiaries of Cole National Group were in compliance with these covenants at January 30, 1999.

                The credit facility restricts dividend payments to Cole National Group to amounts needed to pay interest on the 9-7/8% Notes and the 8-5/8% Notes, and certain amounts related to taxes, along with up to $8.0 million plus 0.25% of Cole National Group's consolidated net revenue annually for other direct expenses of Cole National Corporation or Cole National Group. In addition, dividends of up to $20.0 million are permitted to repurchase the 8-5/8% Notes and/or the 9-7/8% Notes.

                No borrowings under the credit facility were outstanding as of January 30, 1999, and the maximum amount of borrowings during fiscal 1998 was $13.6 million. No borrowings under the credit facility were outstanding as of January 31, 1998, or at any time during fiscal 1997.

 (7)     Stock Compensation and Warrants

                Cole National Corporation has various stock-based compensation plans in which key employees of Cole National Group are eligible to participate.

                Cole National Group applies APB Opinion 25 and related Interpretations in accounting for Cole National Corporation's stock-based compensation plans. Compensation cost that has been charged against income for Cole National Corporation's stock-based plans in fiscal 1998 and fiscal 1996 was $2.3 million and $4.2 million, respectively, as discussed further in Note 3. Deferred compensation cost of $2.6 million is expected to be amortized over future vesting periods. No compensation cost has been recognized for Cole National Corporation's stock -based plans in fiscal 1997. Had compensation cost for Cole National Corporation's stock-based compensation plans been determined based on the fair value at the dates of awards under those plans consistent with the method of SFAS No. 123, Cole National Group's net income would have been decreased to $18,647,000 in fiscal 1998 and its net loss would have been increased to $7,075,000 in fiscal 1997 and $29,961,000 in fiscal 1996.

                The fair value of each option granted by Cole National Corporation was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 4.7 %, 5.7% and 6.2% for grants in fiscal 1998, 1997 and 1996, respectively, volatility of 35-39% in fiscal 1998, 35% in fiscal 1997 and 33% in fiscal 1996 and expected lives of six years for options granted in all fiscal years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 29, 1995, the resulting pro forma expense may not be representative of that to be expected in the future.

(8)      Income Taxes

                Cole National Group is included in the consolidated federal income tax returns to Cole National Corporation and has been charged (credited) an amount equal to the taxes that would have been payable by it if it were a corporation filing separate returns.

                The income tax provisions (benefits) for continuing operations reflected in the accompanying consolidated statements of operations for fiscal 1998, 1997 and 1996 are detailed below (000's omitted):

                                          1998             1997              1996
                                         ------           ------            ------
Currently payable -
  Federal                              $ (6,528)         $   (536)         $  7,281
  State and local                         1,486             1,704             2,008
  Foreign                                   781               781                --
                                       --------          --------          --------
                                         (4,261)            1,949             9,289
Deferred -
  Federal                                16,765            12,961           (16,575)
Foreign                                    (544)                5                --
                                       --------          --------          --------
                                         16,221            12,966           (16,575)
                                       --------          --------          --------

Income tax provision (benefit)         $ 11,960          $ 14,915          $ (7,286)
                                       ========          ========          ========

                The income tax provision (benefit) for continuing operations differs from the federal statutory rate as follows (000's omitted):

                                                    1998              1997            1996
                                                   ------            ------          ------
Tax provision (benefit) at statutory rate         $ 10,954          $12,077         $(11,338)
  Tax effect of -
    Amortization of goodwill                         1,234            1,176              897
    State income taxes, net of federal
       tax benefit                                     966            1,215            1,305
    Nontaxable settlement                           (2,100)              --               --
    Non-recurring charges                              537               --            1,496
    Other, net                                         369              447              354
                                                  --------          -------         --------
     Tax provision (benefit)                      $ 11,960          $14,915         $ (7,286)
                                                  ========          =======         ========

                The tax effects of temporary differences that give rise to significant portions of Cole National Group's deferred tax assets and deferred tax liabilities at January 30, 1999 and January 31, 1998 are as follows (000's omitted):

                                                               1999               1998
                                                               ----               ----
                  Deferred tax assets:
                    Employee benefit accruals                $  3,540          $  3,836
                    Restructure accruals                        2,730             8,530
                    Other non-deductible accruals              11,700            19,248
                    State and local taxes                       1,758             1,324
                    Net operating loss carryforwards            3,267             2,918
                    Intangibles                                 5,506             5,939
                    Inventory reserves                          2,348             2,633
                    Bad debt  reserves                            878             1,235
                    Other                                         910               928
                                                             --------          --------
                    Total deferred tax assets                  32,637            46,591
                    Valuation allowance                        (1,141)           (1,141)
                                                             --------          --------
                      Net deferred tax assets                  31,496            45,450
                                                             --------          --------

                  Deferred tax liabilities:
                    Depreciation and amortization              (7,388)           (3,992)
                    Other                                      (2,019)           (1,964)
                                                             --------          --------
                      Total deferred tax liabilities           (9,407)           (5,956)
                                                             --------          --------

                  Net deferred taxes                         $ 22,089          $ 39,494
                                                             ========          ========

                At January 30, 1999, Cole National Group has approximately $8.3 million of tax net operating loss carryforwards acquired in connection with the acquisition of American Vision Centers, which expire between 2005 and 2010. Due to the change in ownership requirements of the Internal Revenue Code, utilization of the American Vision Centers net operating loss is limited to approximately $338,000 per year. A valuation allowance of $1.1 million has been established to reduce the deferred tax asset related to the net operating loss to the amount that will likely be realized.

                No provision for U.S. federal and state income taxes has been provided for the undistributed earnings of Cole National Group's foreign subsidiaries because those earnings are considered to be indefinitely invested. Upon distribution of those earnings in the form of dividends or otherwise, Cole National Group would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable.

 (9)     Retirement Plans

                Cole National Group maintains a noncontributory defined benefit pension plan that covers employees who have met eligibility service requirements and are not members of certain collective bargaining units. The pension plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service and their compensation levels near retirement.

                Cole National Group's policy is to fund amounts necessary to keep the pension plan in full force and effect, in accordance with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974. Actuarial present values of benefit obligations are determined using the projected unit credit method.

                Pension expense for fiscal 1998, 1997 and 1996 includes the following components (000's omitted):

                                                                              1998             1997              1996
                                                                              ----             ----              ----
                  Service cost - benefits earned during the period          $ 1,446          $   637          $   646

                  Interest cost on the projected benefit obligation           1,582            1,490            1,467

                  Less:
                    Return on plan assets -
                      Actual                                                 (2,494)          (2,424)          (1,669)
                      Deferred                                                  690              893              477
                                                                            -------          -------          -------
                                                                             (1,804)          (1,531)          (1,192)
                  Amortization of transition asset over 17.9 years             (179)            (179)            (179)
                                                                            -------          -------          -------
                       Net pension expense                                  $ 1,045          $   417          $   742
                                                                            =======          =======          =======


                The following sets forth changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the pension plan with the amounts recognized in the consolidated balance sheets (000's omitted):

                                                                                 1998              1997
                                                                                 ----              ----
                   Change in Benefit Obligation:
                       Benefit obligation at begining of period                $ 21,272          $ 19,046
                       Service cost                                               1,446               637
                       Interest cost                                              1,582             1,490
                       Actuarial gain                                             1,509             1,200
                       Benefits paid                                               (917)             (836)
                       Expenses paid                                               (293)             (265)
                                                                               --------          --------
                          Benefit obligation at end of period                  $ 24,599          $ 21,272
                                                                               ========          ========

                  Change in Plan Assets:
                      Fair value of plan assets at beginning of year           $ 19,751          $ 16,774
                      Actual return on plan assets                                2,494             2,808
                      Employer contributions                                      2,181             1,270
                      Benefits paid                                                (917)             (836)
                      Expenses paid                                                (293)             (265)
                                                                               --------          --------
                         Fair value of plan assets at end of year              $ 23,216          $ 19,751
                                                                               ========          ========

                  Reconciliation of Funded Status:
                      Benefit obligation at end of period                      $ 24,599          $ 21,272
                      Fair value of plan assets, primarily money
                         market and equity
                       mutual funds                                              23,216            19,751
                                                                               --------          --------
                      Funded status                                              (1,383)           (1,521)
                      Unrecognized prior service cost                                81               111
                      Net unrecognized loss                                       2,052             1,204
                      Unamortized transition asset                               (1,057)           (1,236)
                                                                               --------          --------

                     Pension liability included in accrued liabilities         $   (307)         $ (1,442)
                                                                               ========          ========

                The weighted average discount rate used to measure the projected benefit obligation was 7.25% in 1998 and 7.5% in 1997. For both years, the rate of increase in future compensation levels was 5.0% and the expected long-term rate of return on plan assets was 9.5%.

                Cole National Group has a defined contribution plan, including features under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to its employees. Eligible employees may contribute up to 17% of their compensation to the plan. Prior to January 1, 1998, there was no mandatory matching of employee contributions by Cole National Group; effective January 1, 1998, the plan was amended to, among other things, provide for a mandatory company match of 10% of employee contributions. Total company matches of $757,000, $374,000 and $327,000 were recorded as expense for 1998,
         1997 and 1996, respectively.

                Prior to January 1, 1998, Cole National Group had separate contributory profit-sharing plans for Pearle and American Vision Centers employees meeting certain service requirements as defined in the plans. Company contributions to the Pearle plan consisted of a minimum matching contribution of

         $861,000 and $229,000 in 1997 and 1996, respectively. There were no company contributions required or made in connection with the American Vision Centers plan in 1997. Effective January 1, 1998, eligible employees of Pearle and American Vision Centers became eligible to participate in Cole National Group's defined contribution plan. The Pearle and American Vision Centers plans will be merged into Cole National Group's plan.

                Cole National Group has two Supplemental Executive Retirement Plans that provide for the payment of retirement benefits to participating executives supplementing amounts payable under Cole National Group's noncontributory defined benefit pension plan. The first plan is an excess benefit plan designed to replace benefits that would otherwise have been payable under the pension plan but that were limited as a result of certain tax law changes. The second plan is a defined contribution plan under which participants receive an annual credit based on a percentage of base salary, subject to vesting requirements. Expenses for these plans for fiscal 1998, 1997 and 1996 were $651,000, $541,000 and $468,000, respectively.

(10)     Segment Information

                Cole National Group has two reportable segments: Cole Vision and Things Remembered. Most of Cole Vision's revenue is provided by sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle retail locations. Cole Vision's revenue is also provided by sales of merchandise to franchisees and other outside customers, by royalties based on sales, interest income on notes receivable and initial franchise fees from franchisees and by fees from managed vision care programs. The Cole Licensed Brands and Pearle segments have been aggregated in accordance with SFAS No. 131 based on the similarity of their economic characteristics, nature of products, services and production processes, types of customers, distribution methods and regulatory environment. Things Remembered's revenue is provided by sales of engravable gift merchandise, personalization and other services primarily through retail stores and kiosks.

                The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note
         1). Performance is evaluated based on operating income from operations before interest, income taxes, and non-recurring or unusual charges.

                The reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Cole Vision is subject to various state regulations related to the dispensing of prescription eyewear and its relationship with the doctors of optometry.

                Reported segment revenue, depreciation and amortization, income or loss, with reconciliations to consolidated amounts are as follows (000's omitted):

                                                                                   1998               1997               1996
                                                                                   ----               ----               ----
                  Net revenue:
                      Cole Vision                                              $   822,288          $ 770,454          $ 407,504
                      Things Remembered                                            241,947            225,710            220,992
                                                                               -----------          ---------          ---------
                           Consolidated net revenue                            $ 1,064,235          $ 996,164          $ 628,496
                                                                               ===========          =========          =========

                  Depreciation and amortization:
                      Cole Vision                                              $    21,712          $  19,473          $   9,398
                      Things Remembered                                             10,485              8,947              8,509
                                                                               -----------          ---------          ---------
                           Total segment depreciation and amortization              32,197             28,420             17,907
                      Corporate                                                        606                638                353
                                                                               -----------          ---------          ---------
                           Consolidated depreciation and amortization          $    32,803          $  29,058          $  18,260
                                                                               ===========          =========          =========

                  Income or loss:
                      Cole Vision                                              $    54,287          $  65,790          $  37,782
                      Things Remembered                                             17,647             11,504             18,480
                                                                               -----------          ---------          ---------
                           Total segment profit                                     71,934             77,294             56,262
                      Unallocated amounts:
                           Unusual and non-recurring items                         (13,120)            (8,000)           (61,091)
                           Corporate expenses                                       (6,448)            (6,283)            (6,685)
                                                                               -----------          ---------          ---------
                      Consolidated operating income (loss)                          52,366             63,011            (11,514)
                      Interest and other expense, net                              (21,071)           (28,507)           (20,879)
                                                                               -----------          ---------          ---------
                      Income (loss) from continuing operations
                           before income taxes                                 $    31,295          $  34,504          $ (32,393)
                                                                               ===========          =========          =========


                Reported segment assets, expenditures for capital additions and systems developments costs and acquistions of businesses, with reconciliations to consolidated amounts, are as follows (000's omitted):

                                                                                        1998               1997             1996
                                                                                        ----               ----             ----
                  Segment assets:
                      Cole Vision                                                    $ 442,482          $ 439,423         $ 363,674
                      Things Remembered                                                132,832            131,105           121,432
                                                                                     ---------          ---------         ---------
                           Total segment assets                                        575,314            570,528           485,106
                      Elimination of intercompany receivables                          (36,189)           (12,085)          (14,490)
                      Corporate cash and temporary cash investments                     34,506             54,872            64,453
                      Other corporate assets                                            10,254             15,020            16,918
                      Net assets of discontinued operations                                 --                 --            16,451
                                                                                     ---------          ---------         ---------
                           Consolidated assets                                       $ 583,885          $ 628,335         $ 568,438
                                                                                     =========          =========         =========

                  Expenditures for capital additions and systems development costs:
                      Cole Vision                                                    $  35,796          $  34,831         $  12,065
                      Things Remembered                                                  8,228             20,496            13,392
                                                                                     ---------          ---------         ---------
                           Total segment expenditures                                   44,024             55,327            25,457
                      Elimination of intercompany transfers                                 --             (5,300)               --
                      Corporate                                                            692                529             2,401
                                                                                     ---------          ---------         ---------
                           Consolidated expenditures                                 $  44,716          $  50,556         $  27,858
                                                                                     =========          =========         =========

                  Expenditures for acquisitions of businesses, net of cash
                    acquired:
                      Cole Vision                                                    $   7,231          $      --         $ 157,426
                                                                                     =========          =========         =========

                  Revenue from external customers of each group of similar products and services is as follows (000's omitted):

                                                                            1998             1997             1996
                                                                            ----             ----             ----
                  Sales of optical products and services                $  759,232         $712,923         $403,496
                  Royalties, interest income and initial fees
                      from franchisees                                      21,518           19,743            4,008
                  Fees from managed vision care programs                    41,538           37,788               --
                                                                        ----------         --------         --------
                           Total Cole Vision net revenue                   822,288          770,454          407,504
                  Retail sales of gift merchandise and services            241,947          225,710          220,992
                                                                        ----------         --------         --------
                           Consolidated net revenue                     $1,064,235         $996,164         $628,496
                                                                        ==========         ========         ========

                Prior to fiscal 1997, fees from managed vision care programs were not captured separately, but were netted against operating expenses.

                Cole National Group operates primarily in the United States. Net revenue attributable to Cole Vision's Canadian operations was $27.5 million, $27.2 million and $5.6 million in fiscal 1998, 1997 and 1996, respectively. Long-lived assets located in Canada totaled $2.2 million, $2.1 million and $2.2 million in fiscal 1998, 1997 and 1996, respectively.

 (11)    Commitments

                Cole National Group leases a substantial portion of its facilities including laboratories, office and warehouse space, and retail store locations. These leases generally have initial terms of up to 10 years and often contain renewal options. Certain of the store locations have been sublet to franchisees. In most leases covering retail store locations, additional rents are payable based on store sales. In addition, Cole Vision operates departments in various host stores paying occupancy costs solely as a percentage of sales under agreements containing short-term cancellation clauses. Generally, Cole National Group is required to pay taxes and normal expenses of operating the premises for laboratory, office, warehouse and retail store leases; the host stores pay these expenses for departments operated on a percentage-of-sales basis. The following amounts represent rental expense for fiscal 1998, 1997 and 1996 (000's omitted):

                                                             1998              1997               1996
                                                             ----              ----               ----
                  Occupancy costs based on sales         $  54,563          $  52,300          $ 46,058
                  All other rental expense                  92,043             87,691            45,199
                  Sublease rental income                   (22,606)           (21,725)           (5,936)
                                                         ---------          ---------          --------

                                                         $ 124,000          $ 118,266          $ 85,321
                                                         =========          =========          ========

                At January 30, 1999 and January 31, 1998, property under capital leases consisted of $2,018,000 and $1,967,000 in equipment with accumulated amortization of $851,000 and $469,000, respectively.

                At January 30, 1999, future minimum lease payments and sublease income receipts under noncancellable leases, and the present value of future minimum lease payments for capital leases are as follows (000's omitted):

                                                                                    Operating Leases
                                                                    Capital         ----------------
                                                                    Leases       Payments      Receipts
                                                                    ------       --------      --------
                  1999                                             $   500       $ 74,894     $ 12,941
                  2000                                                 619         60,248        9,474
                  2001                                                  48         48,048        7,031
                  2002                                                  55         39,597        5,252
                  2003                                                  --         31,433        3,481
                  2004 and thereafter                                   --         71,873        5,601
                                                                   -------       --------     ---------
                  Total future minimum lease payments                1,222       $326,093     $ 43,780
                                                                                 ========     ========
                  Amounts representing interest                       (145)
                                                                   -------
                  Present value of future minimum lease payments   $ 1,077
                                                                   -------

                Certain assets utilized by Cole National Group in its data processing operations are owned or leased by Cole National Corporation. Cole National Corporation charges Cole National Group an amount equal to the expenses associated with these assets. The charges to Cole National Group for these assets were $2,126,000, $1,694,000 and $370,000 for fiscal 1998, 1997 and 1996, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                      ON THE FINANCIAL STATEMENT SCHEDULES


TO COLE NATIONAL GROUP, INC.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Cole National Group, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 17, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules are the responsibility of Cole National Group's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.





ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 17, 1999.

                                                                      SCHEDULE I


                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

================================================================================


COLE NATIONAL GROUP, INC.
CONDENSED BALANCE SHEETS
JANUARY 30, 1999 AND JANUARY 31, 1998
(Dollars in millions)

                                                           1999           1998
                                                           ----           ----
Assets:

Cash                                                    $   34.7       $   54.9
Accounts receivable                                           --             .4
Deferred income tax benefits                                  .2             --
Investment in subsidiaries                                 397.0          367.0
Property and equipment, net                                  4.3            4.3
Other                                                        8.7           10.3
                                                        --------       --------

     Total assets                                       $  444.9       $  436.9
                                                        ========       ========

Liabilities and Stockholder's Equity:

Accounts payable and accrued expenses                   $   26.3       $   27.9
Payable to affiliates                                       95.2           90.6
Long-term debt                                             274.9          289.6
Other liabilities                                             .3            1.2
Stockholder's equity                                        48.2           27.6
                                                        --------       --------

     Total liabilities and stockholder's equity         $  444.9       $  436.9
                                                        ========       ========

                                                                     SCHEDULE I
                                                                     (CONTINUED)

COLE NATIONAL GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS AND CASH FLOWS
52 WEEKS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997 (Dollars in millions)

                                                                   Jan. 30,       Jan. 31,        Feb. 1,
                                                                     1999           1998            1997
  Revenue:
     Dividends from subsidiaries                                   $    --        $     --        $     --
     Services to affiliates                                            8.6             8.4             8.4
                                                                   -------        --------        --------

           Total revenue                                               8.6             8.4             8.4
     Operating expenses                                              (11.8)           (8.4)           (8.4)
     Non-recurring charge                                               --              --           (28.9)
     Interest expense                                                 (2.4)           (6.6)           (8.9)
                                                                   -------        --------        --------
     Pre-tax loss                                                     (5.6)           (6.6)          (37.8)
     Income tax benefit                                                1.4             2.5            11.9
                                                                   -------        --------        --------
  Loss before equity in
    undistributed earnings (loss) of
    subsidiaries and extraordinary item                               (4.2)           (4.1)          (25.9)
  Equity in undistributed earnings (loss)
    of subsidiaries                                                   23.5             9.7            (2.1)
                                                                   -------        --------        --------
  Income (loss) before extraordinary item                             19.3             5.6           (28.0)
  Extraordinary loss                                                    --           (12.2)             --
                                                                   -------        --------        --------
          Net income (loss)                                           19.3            (6.6)          (28.0)
                                                                   -------        --------        --------
  Adjustments to reconcile net income (loss)
    to cash provided (used) by operations                            (22.3)          (17.0)           29.0
                                                                   -------        --------        --------
          Net cash provided (used) by operating activities            (3.0)          (23.6)            1.0
  Financing activities:
     Repayment of long-term debt                                     (14.8)         (167.5)          (15.3)
     Advances from (to) affiliates                                    (2.1)           59.8            67.3
     Proceeds from long-term debt                                       --           125.0           148.9
     Payment of financing fees                                          --            (3.2)           (6.1)
                                                                   -------        --------        --------
          Net cash provided (used) by financing activities           (16.9)           14.1           194.8
  Investing activities:
     Acquisition of business, net of cash acquired                      --              --          (157.6)
     Other                                                            (0.3)           (0.1)             --
                                                                   -------        --------        --------
          Net cash used by investing activities                       (0.3)           (0.1)         (157.6)

  Net increase (decrease) in cash                                    (20.2)           (9.6)           38.2
  Cash, beginning of period                                           54.9            64.5            26.3
                                                                   -------        --------        --------
  Cash, end of period                                              $  34.7        $   54.9        $   64.5
                                                                   ===--==        ========        ========

                                                                    SCHEDULE I
                                                                    (CONTINUED)

              NOTE TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT


================================================================================

The accompanying financial information of Cole National Group, Inc., a wholly-owned subsidiary of Cole National Corporation, is as of January 30, 1999 and January 31, 1998 and for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997. Cole National Group is a holding company for its wholly-owned subsidiaries, Things Remembered, Inc., Cole Vision Corporation and Pearle, Inc., except for expenses associated with Cole National Group's corporate offices, consisted of no other operations.

This financial information should be read in connection with the Notes to Consolidated Financial Statements of Cole National Group, Inc. and Subsidiaries contained elsewhere in this Form 10-K.

                                                                    SCHEDULE II

Cole National Group, Inc. and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
52 Weeks Ended January 30, 1999, January 31, 1998 and February 1, 1997 (Dollars in millions)

                                                               Additions
                                                      ----------------------------
                                        Balance at     Charged to       Charged to                            Balance at
                                        Beginning      Costs and          Other                                End of
            Description                 of Period      Expenses         Accounts           Deductions          Period
            -----------                 ---------      --------         --------           ----------          ------
JANUARY 30, 1999

Allowance for Doubtful Accounts         $  7.1          $  0.9            $ --               $ 0.8  (A)         $ 7.2

Franchise Repurchase Reserve               6.7              --              --                 1.5 (A)            5.2

Discontinued Operation Reserve             1.3              --              --                 1.3 (B)             --


JANUARY 31, 1998

Allowance for Doubtful Accounts            6.6             1.1             1.8 (C)             2.4 (A)            7.1

Franchise Repurchase Reserve               5.5             0.6             1.5 (C)             0.9 (A)            6.7

Discontinued Operation Reserve              --             1.3              --                  --                1.3


FEBRUARY 1, 1997

Allowance for Doubtful Accounts            0.8             0.2             5.7 (D)             0.1 (A)            6.6

Franchise Repurchase Reserve                --              --             5.5 (D)              --                5.5



(A)      Receivable balances written off, net of recoveries.

(B)      Discontinued operation charges taken against the reserve.

(C) Purchase price accounting reserves created as a result of the acquisition of AVC.

(D) Purchase price accounting reserves created as a result of the acquisition of Pearle.


Reserve balances presented in the Notes to Consolidated Financial Statements are not represented in this schedule.

                                  EXHIBIT INDEX



EXHIBIT
NUMBER   DESCRIPTION
------   -----------


 3.1(i) Certificate of Incorporation of Cole National Group, incorporated by reference to Exhibit 3.1(i) to Cole National Group's Registration Statement on Form S-1 (Registration No. 33-66342).

 3.2(ii) By-Laws of Cole National Group, incorporated by reference to Exhibit
         3.2(ii) to Cole National Group's Registration Statement on Form S-1 (Registration No. 33-66342).

 4.1 Indenture dated November 15, 1996, by and among Cole National Group and Norwest Bank Minnesota, National Association, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2006 (the form of which Senior Subordinated Note is included in such Indenture), incorporated by reference to Exhibit 4.1 of Cole National Corporation's Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

 4.2 Indenture, dated August 22, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 8-5/8% Senior Subordinated Notes Due 2007, incorporated by reference to Exhibit 4.4 of Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

 4.3 Cole National Group by this filing agrees, upon request, to file with the Commission the instruments defining the rights of holders of long-term debt of Cole National Group and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Cole National Group and its subsidiaries on a consolidated basis.

10.1 Lease Agreement (Knoxville) dated as of November 28, 1979 by and between Tommy Hensley, as agent for the real property of Mrs. Don Siegel and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.15 to Cole National Group's Registration Statement on Form S-1 (Registration No. 33-66342).

10.2 Lease Agreement (Memphis) dated as of October 2, 1991 by and between Shelby Distribution Park and Cole Vision Corporation, incorporated by reference to Exhibit 10.16 to Cole National Group's Registration Statement on Form S-1 (Registration No. 33-66342).

10.3 Lease Agreement (Richmond) dated as of April 23, 1982 by and between Daniel, Daniel & Daniel and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.17 to Cole National Group's Registration Statement on Form S-1 (Registration No. 33-66342).

10.4 Lease for Multi-Tenancy Space (Salt Lake) dated as of October 30, 1981 by and between East Centennial Joint Venture and Cole Vision Corporation, as amended and supplemented, incorporated by reference to
         Exhibit 10.18 to Cole National Group's Registration Statement on Form S-1 (Registration No. 33-66342).

10.5 Form of Lease Agreement Finite 19518 dated as of December 29, 1988 between Sears, Roebuck and Co. and Cole Vision Corporation, incorporated by reference to Exhibit 10.23 to Cole National Group's Registration Statement on Form S-1 (Registration No. 33-66342).

10.6 Lease Agreement (Knoxville) dated as of April 11, 1995 by and between Richard T. Fox and Cole Vision Corporation, incorporated by reference to Exhibit 10.29 to Cole National Corporation's Annual Report on Form 10-K for the period ended February 3, 1996 (File No. 1-12814).

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

10.7 Form of Indemnification Agreement for Directors of Cole National Corporation, incorporated by Reference to Exhibit 10.19 to Cole National Group's Registration Statement on Form S-1 (Registration No. 33-66342).

10.8 Form of Indemnification Agreement for Officers of Cole National Corporation, incorporated by reference to Exhibit 10.20 to Cole National Group's Registration Statement on Form S-1 (Registration No. 33-66342).

10.9 Master License Agreement dated as of October 2, 1986, between Montgomery Ward & Co., Incorporated and Cole Vision Corporation, as amended, incorporated by reference to Exhibit 10.21 to Cole National Group's Registration Statement on Form S-1 (Registration No. 33-66342).

10.10 Master License Agreement dated as of June 12, 1986, between Montgomery Ward & Co., Incorporated and Bay Cities Optical Company, as amended, incorporated by reference to Exhibit 10.22 to Cole National Group's Registration Statement on Form S-1 (Registration No. 33-66342).

10.11    Form of License Agreement (Optical), incorporated by reference to
         Exhibit 10.24 to Cole National Group's Registration Statement on Form S-1 (Registration No. 33-66342).

10.12    Form of License/Lease Agreement (Optical), incorporated by reference to
         Exhibit 10.25 to Cole National Group's Registration Statement on Form S-1 (Registration No. 33-66342).

10.13 Agreement for the Allocation of Federal Income Tax Liability and Benefits among Members of the Parent Group dated August 23, 1985, as amended, incorporated by reference to Exhibit 10.26 to Cole National Group's Registration Statement on Form S-1 (Registration No. 33-66342).

10.14 Assignment and Assumption Agreement dated as of September 30, 1993 between Cole National Corporation and Cole National Group, incorporated by reference to Exhibit 10.24 to Cole National Corporation's Annual Report on Form 10-K for the period ended February 3, 1996 (File No. 1-12814).

10.15 Lease agreement (Salt Lake) dated as of November 1, 1996 by and between Gibbons Realty Company and Cole Vision Corporation, incorporated by reference to Exhibit 10.01 of Cole National Corporation's quarterly report of Form 10-Q for the period ended November 2, 1996 (File No. 1-12814).

10.16 Credit Agreement, dated as of November 15, 1996, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 99.1 of Cole National Corporation's Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

10.17 Cole National Group Guarantee and Cash Collateral Agreement, dated as of November 15, 1996, by Cole National Group and Cole National Corporation, incorporated by reference to Exhibit 99.3 of Cole National Corporation's Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

10.18 Guarantee and Collateral Agreement, dated as of November 15, 1996, by Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 99.4 of Cole National Corporation's Report on Form 8-K, field with the Commission on December 2, 1996 (File No. 1-12814).

10.19 First Amendment to the Credit Agreement, dated as of January 13, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc., and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to
         Exhibit 10.33 of Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

10.20 Second Amendment to Credit Agreement, dated as of August 8, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.34 of the Cole National Group, Inc.'s Registration Statement on Form S-1 (Registration No. 333-34963).

10.21 Third Amendment to the Credit Agreement, dated as of May 15, 1998, among Cole Vision Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National Corporation's Quarterly Report on Form 10-Q for the period ended May 2, 1998 (File No. 1-12814).

10.22 Fourth Amendment to the Credit Agreement, dated as of March 5, 1999, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.45 to Cole National Corporation's Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.23 Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated as of December 17, 1998, incorporated by reference to Exhibit
         10.51 to Cole National Corporation's Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.24 Instrument Designating Participants of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated December 17, 1998, incorporated by reference to Exhibit 10.52 to Cole National Corporation's Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.25 Cole National Group, Inc. Deferred Compensation Plan effective as of February 1, 1999, incorporated by reference to Exhibit 10.53 to Cole National Corporation's Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.26 Amendment No. 1, dated as of December 17, 1998, to the Cole National Group, Inc. Supplemental Pension Plan, incorporated by reference to
         Exhibit 10.54 to Cole National Corporation's Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.27 Employment Agreement entered into as of December 17, 1998 by and among Cole National Corporation, Cole National Group, Inc., Cole Vision Corporation, Pearle, Inc., Things Remembered, Inc. and
         Jeffrey A. Cole, incorporated by reference to Cole National Corporation's Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

21 Subsidiaries of the Registrant -- This exhibit has been omitted pursuant to Instruction I of Form 10-I.

24       Power(s) of Attorney.

27       Financial Data Schedule.