Form 10-Q
period 1999-05-01
COLE NATIONAL GROUP INC
filed 1999-06-14
CIK 909492

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----  Exchange Act of 1934 For the quarterly period ended May 1, 1999, or

       Transition report pursuant to Section 13 or 15(d) of the Securities
----   Exchange Act of 1934 For the transition period from __________ to
       _________.


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

As of May 24, 1999, 1,100 shares of the registrant's common stock, $.01 par value, were outstanding.

===============================================================================

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                           QUARTER ENDED MAY 1, 1999
                                     INDEX


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of May 1, 1999 and
                 January 30, 1999........................................  1

                 Consolidated Statements of Operations for the 13
                 weeks ended May 1, 1999 and May 2, 1998.................  2

                 Consolidated Statements of Cash Flows for the 13
                 weeks ended May 1, 1999 and May 2, 1998.................  3

                 Notes to Consolidated Financial Statements .............  4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .................... 6 - 8

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk ............................................   8


PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K ........................   9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                           May 1,    January 30,
                                                            1999        1999
                                                          ---------   ---------
ASSETS
Current assets:
  Cash and temporary cash investments                     $  25,009   $  51,057
  Accounts receivable, less allowance for doubtful
   accounts of $7,754 in 1999 and $7,189 in 1998             50,096      45,302
  Current portion of notes receivable                         3,425       2,707
  Refundable income taxes                                     1,113       1,113
  Inventories                                               128,039     119,881
  Prepaid expenses and other                                  5,734       8,520
  Deferred income tax benefits                               13,742      13,742
                                                          ---------   ---------
    Total current assets                                    227,158     242,322

Property and equipment, at cost                             250,190     246,597
  Less - accumulated depreciation and amortization         (136,771)   (133,595)
                                                          ---------   ---------
    Total property and equipment, net                       113,419     113,002

Other assets:
  Notes receivable, excluding current portion                16,203      17,308
  Deferred income taxes and other                            52,701      51,555
  Intangible assets, net                                    158,450     159,698
                                                          ---------   ---------
    Total assets                                          $ 567,931   $ 583,885
                                                          =========   =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt                       $     418   $     407
  Accounts payable                                           59,192      70,125
  Payable to affiliates                                      67,843      69,060
  Accrued interest                                            7,153       6,216
  Accrued liabilities                                        90,764     101,040
  Accrued income taxes                                        2,223         131
                                                          ---------   ---------
    Total current liabilities                               227,593     246,979

Long-term debt, net of discount and current portion         274,623     274,706
Other long-term liabilities                                  13,616      13,954

Stockholder's equity                                         52,099      48,246
                                                          ---------   ---------
     Total liabilities and stockholder's equity           $ 567,931   $ 583,885
                                                          =========   =========




The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                            13 Weeks Ended
                                                         ----------------------
                                                          May 1,         May 2,
                                                          1999            1998
                                                         --------       --------
Net revenue                                              $265,948       $270,742

Costs and expenses:
  Cost of goods sold                                       87,298         90,289
  Operating expenses                                      157,379        155,460
  Depreciation and amortization                             8,901          8,163
                                                         --------       --------
    Total costs and expenses                              253,578        253,912
                                                         --------       --------
Operating income                                           12,370         16,830

Interest and other (income) expense, net                    6,590          6,730
                                                         --------       --------

Income before income taxes                                  5,780         10,100

Income tax provision                                        2,368          4,241
                                                         --------       --------

Net income                                               $  3,412       $  5,859
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

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                               13 Weeks Ended
                                                            -------------------
                                                             May 1,     May 2,
                                                              1999       1998
                                                            --------   --------

Cash flows from operating activities:
  Net income                                                $  3,412   $  5,859
  Adjustments to reconcile net income to net cash used
   by operating activities:
    Depreciation and amortization                              8,901      8,163
    Non-cash interest, net                                       270        261
    Change in assets and liabilities:
      Increase in accounts and notes receivable,
        prepaid expenses and other assets                     (1,653)    (1,908)
      Increase in inventories                                 (8,158)    (1,502)
      Decrease in accounts payable, accrued
        liabilities and other liabilities                    (21,478)   (23,135)
      Increase in accrued interest                               937        820
      Increase in accrued, refundable and deferred
       income taxes                                            2,092      3,274
                                                            --------   --------
        Net cash used by operating activities                (15,677)    (8,168)
                                                            --------   --------


Cash flows from investing activities:
  Purchases of property and equipment, net                    (6,729)    (5,973)
  Systems development costs                                   (3,328)    (6,332)
  Other, net                                                    (145)      (452)
                                                            --------   --------
        Net cash used by investing activities                (10,202)   (12,757)
                                                            --------   --------

Cash flows from financing activities:
  Repayment of long-term debt                                   (100)      (104)
  Advances to affiliates, net                                   (503)    (9,281)
  Other, net                                                     434         28
                                                            --------   --------
        Net cash used by financing activities                   (169)    (9,357)
                                                            --------   --------

Cash and temporary cash investments:
  Net decrease during the period                             (26,048)   (30,282)
  Balance, beginning of the period                            51,057     67,989
                                                            --------   --------
  Balance, end of the period                                $ 25,009   $ 37,707
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

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


(1)      BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         Cole National Group, Inc. is a wholly owned subsidiary of Cole
National Corporation. The consolidated financial statements include the accounts of Cole National Group and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information not misleading. Results for interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 30, 1999.

         In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly Cole National Group's financial position as of May 1, 1999 and the results of operations and cash flows for the 13 weeks ended May 1, 1999 and May 2, 1998.

         Inventories

         The accompanying interim consolidated financial statements have been prepared without physical inventories.

         Cash Flows

         Net cash flows from operating activities reflect cash payments for income taxes and interest of $243,000 and $5,579,000, respectively, for the 13 weeks ended May 1, 1999, and $450,000 and $5,780,000, respectively, for the 13 weeks ended May 2, 1998.

(2)      RESTRUCTURING CHARGE

         In the fourth quarter of fiscal 1998, the Company recorded a restructuring charge related to Pearle's operations. The Company's restructuring plan, which included the closing of certain unprofitable stores during fiscal 1999 and removing surfacing equipment from certain in-store full service labs through the second quarter of 2000, is proceeding as planned. The estimated costs of the restructuring are expected to approximate original estimates. During the first quarter of fiscal 1999, the Company closed 6 stores and no in-store labs. The restructuring reserves remaining at January 30, 1999 were $7.1 million, of which approximately $3.4 million were paid in the first quarter of fiscal 1999. The remaining reserve at May 1, 1999 of $3.7 million is expected to be paid through the fourth quarter of fiscal 1999.

(3)      SEGMENT INFORMATION

         Information on the Company's reportable segments is as follows (000's omitted):

                                                            13 Weeks Ended
                                                      -------------------------
                                                        May 1,          May 2,
                                                         1999            1998
                                                      ---------       ---------
Net revenue:
  Cole Vision                                         $ 217,547       $ 225,014
  Things Remembered                                      48,401          45,728
                                                      ---------       ---------
    Consolidated net revenue                          $ 265,948       $ 270,742
                                                      =========       =========

Income or loss:
  Cole Vision                                         $  14,357       $  20,856
  Things Remembered                                      (1,341)         (2,627)
                                                      ---------       ---------
    Total segment profit                                 13,016          18,229
  Unallocated amounts:
    Corporate expenses                                     (646)         (1,406)
                                                      ---------       ---------
  Consolidated operating income                          12,370          16,830
  Interest and other expense, net                        (6,590)         (6,730)
                                                      ---------       ---------
  Income before income taxes                          $   5,780       $  10,100
                                                      =========       =========

(4) RECLASSIFICATIONS

Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

         The following is a discussion of certain factors affecting Cole National Group's results of operations for the 13 week periods ended May 1, 1999 and May 2, 1998 (the Company's first quarter). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended January 30, 1999 included in the annual report on Form 10-K.

         Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 30, 1999 is referred to as "fiscal 1998." The current fiscal year, which will end January 29, 2000, is referred to as "fiscal 1999."


RESULTS OF OPERATIONS

         Net revenue for the first quarter of fiscal 1999 decreased 1.8% to $265.9 million from $270.7 million for the same period in fiscal 1998. The decrease was primarily attributable to a consolidated comparable store sales decrease of 3.1% partially offset by the growth in number of locations. At Cole vision, comparable store sales decreased 4.8% and 7.4% at Cole Licensed Brands and Pearle, respectively. Cole Vision's sales were negatively impacted by a competitive promotional environment that began as a result of slowing growth in the retail optical market in 1998. This coincided with a marketing change to a long-term, brand-building position at Pearl. First quarter sales comparisons for Pearle were also impacted by higher advertising expenditures during the same period a year ago. This promotional environment also had a negative impact on Cole Licensed Brands and on the rate of growth in managed vision care retail sales. The Cole Vision sales decrease reflected a decrease in the number of transactions, as the average selling price was essentially flat between years. At Things Remembered, a comparable store sales increase of 7.1% reflected increased sales of additional personalization and new merchandise at higher average unit retails, along with the benefits from marketing directly to its existing customer base. The number of transactions was similar to a year ago. At May 1, 1999, the Company had 2,883 retail locations, including 817 Things Remembered stores, 1,185 Cole Licensed Brands locations and 881 Pearle stores, of which 412 were franchised locations, compared to 2,832 retail locations at May 2, 1998.

         Gross profit decreased 1.0% to $178.7 million in the first quarter of fiscal 1999 from $180.5 million in the same period last year. The gross profit decrease was primarily attributable to the lower revenue at Cole Vision, partially offset by the increase at Things Remembered. Gross margins for the first quarter of fiscal 1999 and fiscal 1998 were 67.2% and 66.7%, respectively. Gross margin at Cole Vision improved slightly, by 0.2 percentage points in fiscal 1999 compared to the first quarter last year. Gross margin at Things

Remembered improved 1.3 percentage points reflecting increased sales of additional personalization, improved margins on new products and lower sales of clearance merchandise.

         operating expenses increased 1.7% to $159.0 million in the first quarter of fiscal 1999 from $156.3 million in fiscal 1998, and as a percentage of revenue, operating expenses increased to 59.6% in fiscal 1999 from 57.5% in fiscal 1998. The unfavorable leverage was primarily attributable to a 1.2 percentage point increase in payroll costs, a 1.0 percentage point increase in information systems costs and a 0.3 percentage point increase in managed vision care expenses, partially offset by a 0.6 percentage point decrease in advertising costs. The unfavorable payroll leverage was due to the comparable store sales decrease at Cole Vision and to staffing increases in managed vision care and information systems. The increase in managed vision care expenses was primarily attributable to growth in call and claims volumes associated with an increase in sponsor-funded programs. The improved leverage in advertising was largely due to lower advertising expenditures at Pearle in the first quarter of fiscal 1999. Fiscal 1999 depreciation and amortization expense of $9.1 million was $0.7 million more than fiscal 1998 reflecting an increase in amortization of deferred systems development and software costs.

         See the notes to consolidated financial statements for information on the status of the Company's restructuring charge recorded in the fourth quarter of fiscal 1998.

         Income from operations decreased 26.51 to $12.4 million for the first quarter of fiscal 1999 from $16.8 million for the same period a year ago, primarily the result of the decrease in net revenue and the increase in operating expenses and depreciation and amortization.

         Net interest and other expense decreased slightly from the first quarter of fiscal 1998 to $6.6 million in the first quarter of fiscal 1999. An income tax provision was recorded in the first quarter of fiscal 1999 and fiscal 1998 using the Company's estimated annual effective tax rate of 41% and 42%, respectively. The reduction in the rate reflects the full year effective rate realized in fiscal 1998.

         Net income decreased to $3.4 million for the first quarter of fiscal 1999 from $5.9 million for the first quarter of fiscal 1998. The decrease was primarily due to the decrease in income from operations, offset in part by the lower interest expense and the lower effective tax rate.

YEAR 2000

         Cole National Group is proceeding with the implementation of its Year 2000 Readiness Program, including ascertaining Year 2000 readiness of critical third parties. Management continues to believe that all critical programs and hardware will be Year 2000 ready, including testing, by the end of the third quarter of fiscal 1999 and expects that any necessary contingency plans will be completed at that time.

         Management continues to estimate the total cost of the Year 2000 Readiness Program will be approximately $3.5 million, including $0.3 million of new hardware and software that will be capitalized. The remaining $3.2 million is being expensed as incurred (approximately $2.4 million in fiscal 1998 and $0.8 million in fiscal 1999 including $0.3 million during the first quarter). These costs include only external costs as internal costs, which consist primarily of payroll-related costs of employees, are not tracked separately for the Year 2000 Readiness Program. The estimate of external costs does not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 ready. See the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 for further discussion of Year 2000.

RECENT DEVELOPMENTS AND FORWARD-LOOKING INFORMATION

         Beginning in the second quarter of fiscal 1999, the Company intends to respond to the competitive pricing environment that exists in the retail optical market with the development and implementation of promotional messages in order to attract customers. Depending on customer response and product mix, these actions may cause a negative impact on gross margin. These actions may not significantly change the recent trend in sales and operating income for the second quarter, which are expected to be below the prior year. It is unlikely that any improvement in sales levels in the second half of the year resulting from these and other actions would be enough to realize an increase in year-over-year earnings in fiscal 1999.

         Certain sections of this Form 10-Q. including this Management's Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect operating results, liquidity and financial condition, such as risks associated with the timing and achievement of the continuing restructuring and improvements in the operations of the optical business, the ability of Cole National Group and its suppliers, host stores, and managed vision care organization partners to achieve Year 2000 readiness, the integration of acquired operations, the ability to select, stock and price merchandise attractive to customers, the implementation of its store acquisition program, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the business. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting Cole National Group. All forward-looking statements involve risk and uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign currency exchange rates, which could impact its results of operations and financial condition. Foreign exchange risk arises from the Company's exposure in fluctuations in foreign currency exchange rates because the Company's reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

         27       Financial Data Schedule



(b) Reports on Form 8-K

         Report on Form 8-K dated March 5, 1999.

                                   SIGNATURE
                                   ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  COLE NATIONAL GROUP, INC.



                                  By:     /s/ Wayne L. Mosely
                                     ------------------------------------------
                                     Wayne L. Mosley
                                     Vice President and Controller
                                     (Duly Authorized Officer and Principal
                                     Accounting Officer)

                                  Date:  June 15, 1999

                           COLE NATIONAL GROUP, INC.
                                   FORM 10-Q
                           QUARTER ENDED MAY 2, 1598

                                 EXHIBIT INDEX



Exhibit
Number            Description
-------           -----------

   27             Financial Data Schedule