Form 10-Q
period 1999-07-31
COLE NATIONAL GROUP INC
filed 1999-09-14
CIK 909492

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         (Mark One)

         _X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 1999, or

         ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to __________.


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         _X_ YES ___ NO

         All of the outstanding capital stock of the registrant is held by Cole National Corporation.

         As of August 23, 1999, 1,100 shares of the registrant's common stock, $.01 par value, were outstanding.

================================================================================

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JULY 31, 1999
                                      INDEX

                                                                                                            Page No.

PART I.       FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           Consolidated Balance Sheets as of July 31, 1999 and January 30, 1999 .....           1

                           Consolidated Statements of Operations for the 13 and 26 weeks ended
                           July 31, 1999 and August 1, 1998 .........................................           2

                           Consolidated Statements of Cash Flows for the 26 weeks ended July 31,
                           1999 and August 1, 1998...................................................           3

                           Notes to Consolidated Financial Statements................................         4 - 5

              Item 2.      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.....................................................         6 - 9

              Item 3.      Quantitative and Qualitative Disclosures about Market Risk................           9


PART II.      OTHER INFORMATION

              Item 6.      Exhibits and Reports on Form 8-K..........................................          10

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         July 31,   January 30,
Assets                                                    1999          1999
------                                                 ----------    ----------
Current assets:
    Cash and temporary cash investments                $   25,254    $   51,057
    Accounts receivable, less allowance for doubtful
      accounts of $8,935 in 1999 and $7,189 in 1998        46,088        45,302
    Current portion of notes receivable                     3,452         2,707
    Refundable income taxes                                 1,113         1,113
    Inventories                                           126,852       119,881
    Prepaid expenses and other                              8,500         8,520
    Deferred income tax benefits                           13,433        13,742
                                                       ----------    ----------
          Total current assets                            224,692       242,322

Property and equipment, at cost                           253,712       246,597
    Less - accumulated depreciation and amortization     (139,924)     (133,595)
                                                       ----------    ----------
          Total property and equipment, net               113,788       113,002

Other assets:
    Notes receivable, excluding current portion            15,209        17,308
    Deferred income taxes and other                        54,572        51,555
    Intangible assets, net                                157,160       159,698
                                                       ----------    ----------
          Total assets                                 $  565,421    $  583,885
                                                       ==========    ==========

Liabilities and Stockholder's Equity
------------------------------------
Current liabilities:
    Current portion of long-term debt                  $      427    $      407
    Accounts payable                                       54,344        70,125
    Payable to affiliates                                  66,063        69,060
    Accrued interest                                        6,141         6,216
    Accrued liabilities                                    89,481       101,040
    Accrued income taxes                                    4,506           131
                                                       ----------    ----------
          Total current liabilities                       220,962       246,979

Long-term debt, net of discount and current portion       274,529       274,706

Other long-term liabilities                                14,491        13,954

Stockholder's equity                                       55,439        48,246
                                                       ----------    ----------
          Total liabilities and stockholder's equity   $  565,421    $  583,885
                                                       ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                 13 Weeks Ended           26 Weeks Ended
                                           -----------------------   -----------------------
                                            July 31,     August 1,     July 31,    August 1,
                                              1999         1998         1999         1998
                                           ----------   ----------   ----------   ----------

Net revenue                                $  266,806   $  266,572   $  532,754   $  537,314

Costs and expenses:
    Cost of goods sold                         90,205       89,132      177,503      179,421
    Operating expenses                        155,577      146,907      312,956      302,367
    Depreciation and amortization               8,368        7,857       17,269       16,020
                                           ----------   ----------   ----------   ----------
       Total costs and expenses               254,150      243,896      507,728      497,808
                                           ----------   ----------   ----------   ----------

Operating income                               12,656       22,676       25,026       39,506

Interest and other (income) expense, net        6,599        6,830       13,189       13,560
                                           ----------   ----------   ----------   ----------

Income before income taxes                      6,057       15,846       11,837       25,946

Income tax provision                            2,485        6,397        4,853       10,638
                                           ----------   ----------   ----------   ----------

Net income                                 $    3,572   $    9,449   $    6,984   $   15,308
                                           ==========   ==========   ==========   ==========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                  26 Weeks Ended
                                                                              ------------------------
                                                                               July 31,      August 1,
                                                                                 1999          1998
                                                                              ----------    ----------

Cash flows from operating activities:
    Net income                                                                $    6,984    $   15,308
    Adjustments to reconcile net income to net cash provided (used) by operating activities:
           Depreciation and amortization                                          17,269        16,020
           Non-cash interest, net                                                    544           523
           Change in assets and liabilities:
              Decrease (increase) in accounts and notes receivable, prepaid
                 expenses and other assets                                           512        (6,140)
              Increase in inventories                                             (6,971)       (5,950)
              Decrease in accounts payable, accrued
                 liabilities and other liabilities                               (26,392)      (23,557)
              Increase (decrease) in accrued interest                                (75)          207
              Increase in accrued, refundable and deferred
                 income taxes                                                      4,375         9,055
                                                                              ----------    ----------
                 Net cash provided (used) by operating
                      activities                                                  (3,754)        5,466
                                                                              ----------    ----------

Cash flows from investing activities:
    Purchases of property and equipment, net                                     (12,910)      (13,036)
    Systems development costs                                                     (6,550)      (10,150)
    Acquisition of businesses, net                                                  --          (2,923)
    Other, net                                                                      (615)          466
                                                                              ----------    ----------
                 Net cash used by investing activities                           (20,075)      (25,643)
                                                                              ----------    ----------

Cash flows from financing activities:
    Repayment of long-term debt                                                     (200)         (216)
    Advances to affiliates, net                                                   (1,980)      (13,258)
    Other, net                                                                       206          (186)
                                                                              ----------    ----------
                 Net cash used by financing activities                            (1,974)      (13,660)
                                                                              ----------    ----------

Cash and temporary cash investments:
    Net decrease during the period                                               (25,803)      (33,837)
    Balance, beginning of the period                                              51,057        67,989
                                                                              ----------    ----------
    Balance, end of the period                                                $   25,254    $   34,152
                                                                              ==========    ==========


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

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly Cole National Group's financial position as of July 31, 1999 and the results of operations and cash flows for the 26 weeks ended July 31, 1999 and August 1, 1998.

      Inventories

      The accompanying interim consolidated financial statements have been prepared without physical inventories.

      Cash Flows

      Net cash flows from operating activities reflect cash payments for income taxes and interest of $392,000 and $13,114,000, respectively, for the 26 weeks ended July 31, 1999, and $919,000 and $13,359,000, respectively, for the 26 weeks ended August 1, 1998.

(2)        RESTRUCTURING CHARGE

      In the fourth quarter of fiscal 1998, the Company recorded a restructuring charge related to Pearle's operations. The Company's restructuring plan, which included the closing of certain unprofitable stores during fiscal 1999 and removing surfacing equipment from certain in-store full service labs through the second quarter of 2000, is proceeding. The estimated costs of the restructuring are expected to approximate original estimates. During the first half of fiscal 1999, the Company closed a total of 17 Pearle stores and no in-store labs. The restructuring reserves remaining at January 30, 1999 were $7.1 million, of which approximately $4.9 million were paid in the first six months of fiscal 1999. The remaining reserve at July 31, 1999 of $2.2 million is expected to be paid through the fourth quarter of fiscal 1999.

(3)   CREDIT FACILITY

      In August 1999, the credit facility was amended and extended until January 31, 2003. Borrowings under the credit facility initially bear interest based on leverage ratios at a rate equal to, at the option of the principal operating subsidiaries of Cole National Group, either (a) the Eurodollar Rate plus 2% or
(b) 1% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1% and (iii) the federal funds rate plus .5%. Cole National Group pays a commitment fee of between .375% and .75% per annum on the total unused portion of the facility based on the percentage of revolving credit commitments used.

(4)        SEGMENT INFORMATION

      Information on the Company's reportable segments is as follows (000's omitted):

                                                 13 Weeks Ended            26 Weeks Ended
                                             ----------------------    -----------------------
                                              July 31,    August 1,     July 31,     August 1,
                                                1999         1998         1999         1998
                                             ---------    ---------    ---------    ---------
       Net revenue:
           Cole Vision                       $ 197,938    $ 202,329    $ 415,485    $ 427,343
           Things Remembered                    68,868       64,243      117,269      109,971
                                             ---------    ---------    ---------    ---------
             Consolidated net revenue        $ 266,806    $ 266,572    $ 532,754    $ 537,314
                                             =========    =========    =========    =========

       Income or loss:
           Cole Vision                       $   4,061    $  15,111    $  18,418    $  35,974
           Things Remembered                    10,479        8,969        9,138        6,342
                                             ---------    ---------    ---------    ---------
             Total segment profit               14,540       24,080       27,556       42,316
       Unallocated amounts:
           Corporate expenses                   (1,884)      (1,404)      (2,530)      (2,810)
                                             ---------    ---------    ---------    ---------
             Consolidated operating income      12,656       22,676       25,026       39,506
       Interest and other expense, net          (6,599)      (6,830)     (13,189)     (13,560)
                                             ---------    ---------    ---------    ---------
             Income before income taxes      $   6,057    $  15,846    $  11,837    $  25,946
                                             =========    =========    =========    =========

(5)   RECLASSIFICATIONS

      Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

      The following is a discussion of certain factors affecting Cole National Group's results of operations for the 13 and 26 week periods ended July 31, 1999 and August 1, 1998 (the Company's second quarter and first six months). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended January 30, 1999 included in the annual report on Form 10-K.

      Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 30, 1999 is referred to as "fiscal 1998." The current fiscal year, which will end January 29, 2000, is referred to as "fiscal 1999."

RESULTS OF OPERATIONS

      The following table sets forth certain operating information for the second quarter and first six months of fiscal 1999 and fiscal 1998 (dollars in millions):

                                                         Second Quarter                           First Six Months
                                              -----------------------------------     ------------------------------------
                                               Fiscal       Fiscal                     Fiscal      Fiscal
                                                1999         1998       Change          1999        1998        Change
                                                ----         ----       ------          ----        ----        ------

    Net Revenue-
      Cole Vision                              $  197.9     $  202.4       (2.2%)     $   415.5    $   427.3       (2.8%)
      Things Remembered                            68.9         64.2        7.2%          117.3        110.0        6.6%
                                               --------     --------                  ---------    ---------
        Total net revenue                      $  266.8     $  266.6        0.1%      $   532.8    $   537.3       (0.8%)

    Gross profit                               $  176.6     $  177.4       (0.5%)     $   355.3    $   357.9       (0.7%)
    Operating expenses                            155.6        146.9        5.9%          313.0        302.3        3.5%
    Depreciation & amortization                     8.3          7.8        6.5%           17.3         16.1        7.8%
                                               --------     --------                  ---------    ---------
        Operating income                       $   12.7     $   22.7      (44.2%)     $    25.0    $    39.5      (36.7%)
                                               ========     ========                  =========    =========


    Percentage of Net Revenue-
      Gross margin                                 66.2%        66.6%      (0.4)           66.7%        66.6%       0.1
      Operating expenses                           58.3         55.1        3.2            58.7         56.3        2.4
      Depreciation & amortization                   3.2          3.0        0.2             3.3          3.0        0.3
                                               --------     --------                  ---------    ---------
        Operating income                            4.7%         8.5%      (3.8)            4.7%         7.3%      (2.6)
                                               ========     ========                  =========    =========


    Number of Retail Locations
      at the End of the Period-
        Cole Licensed Brands                      1,176         1,161
        Pearle company-owned                        462           461
        Pearle franchised                           418           403
                                               --------     ---------
          Total Cole Vision                       2,056         2,025
        Things Remembered                           810           823
                                               --------     ---------
          Total Cole National                     2,866         2,848
                                               ========     =========

      The softness in net revenue for the second quarter and first six months of fiscal 1999 was primarily attributable to decreases in consolidated comparable store sales, partially offset by growth in the number of locations since last year. Changes in comparable store sales by business were:

                                                           Second Quarter           First Six Months
                                                           --------------           ----------------

           Cole Licensed Brands (U.S.)                         (4.5%)                   (4.7%)
           Pearle company-owned (U.S.)                         (4.0%)                   (5.9%)
              Total Cole Vision                                (4.0%)                   (4.8%)
           Things Remembered                                    6.9%                     7.0%
              Total Cole National                              (1.0%)                   (2.0%)

Sales at Cole Licensed Brands were negatively impacted by a competitive promotional environment to which Cole began responding at the end of the second quarter. This response produced an improvement in the sales trend during the last two weeks of the quarter. Sales at Pearle were impacted by the competitive promotional environment and Pearle's focus on long-term, brand-building in its advertising campaign, as well as operating issues that the Company is actively addressing. During the second quarter, Pearle refocused its marketing efforts to become more promotional, resulting in an improved trend in comparable store sales as compared to the first quarter. The second quarter sales decrease at Cole Vision reflected a decline in the number of spectacles sold as well as a lower average selling price for contact lenses at Cole Licensed Brands and a reduction in the average transaction amount at Pearle due to a change in promotions between years. At Things Remembered, the comparable store sales increase reflected increased sales of additional personalization and new merchandise at higher average unit retails, along with the benefits from marketing directly to its existing customer base. The number of transactions at Things Remembered in the second quarter was essentially flat compared to a year ago. During the first six months of fiscal 1999, Cole National Group opened 52 new locations and closed 70 locations.

      The gross profit decreases for the second quarter and first six months of fiscal 1999 compared to those same periods in fiscal 1998 were primarily attributable to the lower revenue at Cole Vision, partially offset by the revenue increase at Things Remembered. Gross margin at Cole Vision declined 0.8 and 0.3 percentage points in the second quarter and first six months of fiscal 1999, respectively, compared to the same periods last year. The lower gross margin at Cole Vision was due in part to the impact of lower contact lens margins in the second quarter. Gross margin at Things Remembered improved 0.7 and 1.3 percentage points in the second quarter and first six months of fiscal 1999, respectively, reflecting increased sales of additional personalization and higher margins from new products.

      The unfavorable leverage in operating expenses in the second quarter was primarily attributable to a 1.1 percentage point increase in payroll costs, a
1.4 percentage point increase in net advertising expenditures and a 0.6 percentage point increase in managed vision care expenses. The unfavorable leverage for the first six months was primarily attributable to a 1.1 percentage point increase in payroll costs, a 0.4 percentage point increase in net advertising expenditures and a 0.5 percentage point increase in managed vision care expenses. The unfavorable payroll leverages were due to the comparable store sales decreases at Cole Vision and to staffing increases in managed vision care and information systems, partly offset by payroll leverage gains on the sales increases at Things Remembered. The unfavorable advertising leverage was largely due to increased advertising at Cole

Vision in the second quarter of fiscal 1999 in response to the competitive pricing environment. The increases in managed vision care expenses were primarily attributable to growth in call and claims volumes associated with increases in sponsor-funded programs. The depreciation and amortization expense increases were primarily attributable to the increases in amortization of systems development and software costs.

      See the notes to consolidated financial statements for information on the status of the Company's restructuring charge recorded in the fourth quarter of fiscal 1998.

      The decreases in income from operations were primarily the result of the decreases in net revenue and gross profit, and the increases in operating expenses and depreciation and amortization. Net interest and other expense in fiscal 1999 decreased slightly from the second quarter and first six months of fiscal 1998. An income tax provision was recorded in the first six months of fiscal 1999 and fiscal 1998 using the Company's estimated annual effective tax rate of 41% in both years.


YEAR 2000

      The Company is proceeding with the implementation of its Year 2000 Readiness Program, including ascertaining Year 2000 readiness of critical third parties. Management continues to believe that all critical programs and hardware will be Year 2000 ready, including testing, by the end of the third quarter of fiscal 1999 and expects that any necessary contingency plans will be completed at that time.

      Management estimates the total cost of the Year 2000 Readiness Program will be approximately $3.6 million, including $0.3 million of new hardware and software that has been capitalized. The remaining $3.3 million is being expensed as incurred (approximately $2.4 million in fiscal 1998 and $0.9 million in fiscal 1999, including $0.5 million during the first six months). These costs include only external costs as internal costs, which consist primarily of payroll-related costs of employees, are not tracked separately for the Year 2000 Readiness Program. The estimate of external costs does not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 ready. See the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 for further discussion of Year 2000.

RECENT DEVELOPMENTS AND FORWARD-LOOKING INFORMATION

      In the second half of fiscal 1999, the Company will continue to respond to the competitive pricing environment that exists in the retail optical market with the development and implementation of promotional messages in order to attract customers and improve comparable store sales. These actions may cause a negative impact on gross margin and may not significantly improve the recent trend in sales for the remainder of the year. Operating income for the second half of fiscal 1999 is expected to be below the same period of the prior year.

      Certain sections of this Form 10-Q, including this Management's Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect operating results, liquidity and financial condition such as risks associated with the timing and achievement of the continuing restructuring and improvements in the operations of the optical business, the ability of Cole National Group and its suppliers, host stores, and managed vision care organization partners to achieve Year 2000 readiness, the integration of acquired operations, the ability to select, stock and price merchandise attractive to customers, the implementation of its store acquisition program, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the business. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting Cole National Group. All forward-looking statements involve risk and uncertainty.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II - OTHER INFORMATION

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

          27  Financial Data Schedule



(b) Report on Form 8-K

    The Company has not filed any reports on Form 8-K for the quarterly period ended July 31, 1999.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           COLE NATIONAL GROUP, INC.



                           By:     /s/ Wayne L. Mosley
                               ------------------------------------------
                                Wayne L. Mosley
                                Vice President and Controller
                                (Duly Authorized Officer and Principal
                                Accounting Officer)

                           Date: September 14, 1999

                            COLE NATIONAL GROUP, INC.
                                    FORM 10-Q
                           QUARTER ENDED JULY 31, 1999

                                  EXHIBIT INDEX



Exhibit
Number      Description
------      -----------

27          Financial Data Schedule