Form 10-Q
period 1999-10-30
COLE NATIONAL GROUP INC
filed 1999-12-03
CIK 909492

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999, OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____________TO_____________.


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

AS OF NOVEMBER 15, 1999, 1,100 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

================================================================================

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 30, 1999
                                      INDEX


                                                                                   PAGE NO.

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 30, 1999
                AND JANUARY 30, 1999 .............................................     1

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE 13
                AND 39 WEEKS ENDED OCTOBER 30, 1999 AND
                OCTOBER 31, 1998 .................................................     2

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE 39
                WEEKS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998 ................     3

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .......................   4 - 5

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ..............................   6 - 9

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK.......................................................     10


PART II.OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................     11


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                        October 30,    January 30,
ASSETS                                                      1999           1999
                                                         ---------      ---------
Current assets:
    Cash and temporary cash investments                  $  22,793      $  51,057
    Accounts receivable, less allowance for doubtful
       accounts of $8,421 in 1999 and $7,189 in 1998        47,676         45,302
    Current portion of notes receivable                      4,386          2,707
    Refundable income taxes                                      -          1,113
    Inventories                                            133,849        119,881
    Prepaid expenses and other                               5,135          8,520
    Deferred income tax benefits                            14,546         13,742
                                                         ---------      ---------
          Total current assets                             228,385        242,322

Property and equipment, at cost                            258,403        246,597
    Less - accumulated depreciation and amortization      (143,281)      (133,595)
                                                         ---------      ---------
          Total property and equipment, net                115,122        113,002

Other assets:
    Notes receivable, excluding current portion             15,335         17,308
    Deferred income taxes and other                         56,638         51,555
    Intangible assets, net                                 158,144        159,698
                                                         ---------      ---------
          Total assets                                   $ 573,624      $ 583,885
                                                         =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current portion of long-term debt                    $     662      $     407
    Accounts payable                                        63,181         70,125
    Payable to affiliates                                   73,078         69,060
    Accrued interest                                         7,090          6,216
    Accrued liabilities                                     83,019        101,040
    Accrued income taxes                                     3,644            131
                                                         ---------      ---------
          Total current liabilities                        230,674        246,979

Long-term debt, net of discount and current portion        274,215        274,706

Other long-term liabilities                                 14,491         13,954

Stockholder's equity                                        54,244         48,246
                                                         ---------      ---------
          Total liabilities and stockholder's equity     $ 573,624      $ 583,885
                                                         =========      =========


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                  13 Weeks Ended               39 Weeks Ended
                                             --------------------------  --------------------------
                                             October 30,    October 31,  October 30,    October 31,
                                                1999           1998          1999          1998
                                             -----------    -----------  -----------    -----------

Net revenue                                  $ 256,861      $ 255,615     $ 789,615     $ 792,929

Costs and expenses:
    Cost of goods sold                          86,354         84,910       263,857       264,331
    Operating expenses                         156,379        150,983       469,335       453,350
    Depreciation and amortization                9,363          8,421        26,632        24,441
                                             ---------      ---------     ---------     ---------
       Total costs and expenses                252,096        244,314       759,824       742,122
                                             ---------      ---------     ---------     ---------

Operating income                                 4,765         11,301        29,791        50,807

Interest and other (income) expense, net         6,702            814        19,891        14,374
                                             ---------      ---------     ---------     ---------

Income (loss) before income taxes               (1,937)        10,487         9,900        36,433

Income tax provision (benefit)                    (794)         1,840         4,059        12,478
                                             ---------      ---------     ---------     ---------

Net income (loss)                            $  (1,143)     $   8,647     $   5,841     $  23,955
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

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                39 Weeks Ended
                                                                           ------------------------
                                                                           October 30,  October 31,
                                                                              1999          1998
                                                                           -----------  -----------
  Cash flows from operating activities:
      Net income                                                           $  5,841      $ 23,955
      Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation and amortization                                   26,632        24,441
             Non-cash interest, net                                             799           788
             Change in assets and liabilities:
                Decrease (increase) in accounts and notes
                   receivable, prepaid expenses and other
                   assets                                                       959          (301)
                Increase in inventories                                     (13,968)      (30,947)
                Decrease in accounts payable, accrued
                   liabilities and other liabilities                        (23,537)      (13,153)
                Increase in accrued interest                                    874           608
                Increase in net income tax liabilities                        3,513         9,629
                                                                           --------      --------
                   Net cash provided by operating activities                  1,113        15,020
                                                                           --------      --------

  Cash flows from investing activities:
      Purchases of property and equipment, net                              (20,436)      (20,644)
      Systems development costs                                             (10,980)      (12,417)
      Acquisition of businesses, net                                         (2,281)       (6,848)
      Other, net                                                               (582)          284
                                                                           --------      --------
                   Net cash used by investing activities                    (34,279)      (39,625)
                                                                           --------      --------

  Cash flows from financing activities:
      Repayment of long-term debt                                              (303)      (14,973)
      Advances from (to) affiliates, net                                      5,338        (8,851)
      Other, net                                                               (133)         (267)
                                                                           --------      --------
                   Net cash provided (used) by financing activities           4,902       (24,091)
                                                                           --------      --------

  Cash and temporary cash investments:
      Net decrease during the period                                        (28,264)      (48,696)
      Balance, beginning of the period                                       51,057        67,989
                                                                           --------      --------
      Balance, end of the period                                           $ 22,793      $ 19,293
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

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly Cole National Group's financial position as of October 30, 1999 and the results of operations and cash flows for the 39 weeks ended October 30, 1999 and October 31, 1998.

      Inventories

      The accompanying interim consolidated financial statements have been prepared without physical inventories.

      Cash Flows

      Net cash flows from operating activities reflect cash payments for income taxes and interest of $407,000 and $18,676,000, respectively, for the 39 weeks ended October 30, 1999, and $1,618,000 and $19,090,000, respectively, for the 39 weeks ended October 31, 1998.

(2) RESTRUCTURING CHARGE

      In the fourth quarter of fiscal 1998, the Company recorded a restructuring charge primarily related to Pearle's operations. The Company's restructuring plan included the closing of certain unprofitable stores during fiscal 1999, and removing surfacing equipment from certain in-store full service labs through the second quarter of 2000. The estimated costs of the restructuring are expected to approximate original estimates. During the first 39 weeks of fiscal 1999, the Company closed a total of 25 Pearle stores. The restructuring reserves remaining at January 30, 1999 were $7.1 million, of which approximately $6.0 million were paid in the first 39 weeks of fiscal 1999. The remaining reserve at October 30, 1999 of $1.1 million is expected to be paid through the first quarter of fiscal 2000. The Company is currently reevaluating its plan to remove labs from certain stores and, as a result, has closed no in-store labs in fiscal 1999. Since there were no costs accrued at January 30, 1999 related to closing of any in-store labs, any revisions to this portion of the original plan will have no effect on the restructuring reserves remaining.

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

(4) SEGMENT INFORMATION

      Information on the Company's reportable segments is as follows (000's omitted):


                                                          13 Weeks Ended        39 Weeks Ended
                                                       --------------------  --------------------
                                                        Oct. 30,   Oct. 31,   Oct. 30,   Oct. 31,
                                                          1999       1998      1999        1998
                                                       ---------  ---------  ---------  ---------
                Net revenue:
                    Cole Vision                        $ 203,672  $ 206,108  $ 619,157  $ 633,451
                    Things Remembered                     53,189     49,507    170,458    159,478
                                                       ---------  ---------  ---------  ---------
                      Consolidated net revenue         $ 256,861  $ 255,615  $ 789,615  $ 792,929
                                                       =========  =========  =========  =========

                Income or loss:
                    Cole Vision                        $   6,622  $  15,230  $  25,040  $  51,204
                    Things Remembered                        270     (2,440)     9,408      3,902
                                                       ---------  ---------  ---------  ---------
                      Total segment profit                 6,892     12,790     34,488     55,106
                Unallocated amounts:
                    Corporate expenses                    (2,127)    (1,489)    (4,657)    (4,299)
                                                       ---------  ---------  ---------  ---------
                      Consolidated operating income        4,765     11,301     29,791     50,807
                Interest and other expense, net           (6,702)      (814)   (19,891)   (14,374)
                                                       ---------  ---------  ---------  ---------
                      Income before income taxes       $  (1,937) $  10,487  $   9,900  $  36,433
                                                       =========- =========  =========  =========


(5) RECLASSIFICATIONS

      Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

(6) ACQUISITIONS AND DISPOSITIONS

      During the third quarter of fiscal 1999, the Company acquired MetLife's managed vision care benefits business. The business consists of vision care contracts with over 250 institutional customers and generates approximately $15.0 million of revenue annually. The initial purchase price totaled $2.0 million, with additional amounts contingently due upon certain conditions being met over the next four years. The acquisition is being accounted for under the purchase method of accounting, including any contingent payments that may be made in the future.

      On November 23,1999 the Company announced that, by the end of the fourth quarter, it plans to exit the 150 Wards Optical departments that it operates. The Company expects to incur a pretax loss associated with these closings of approximately $2.0 - $2.5 million in the fourth quarter, primarily consisting of inventory and fixed asset write-offs. The after-tax cash cost of the closings is expected to be minimal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

      The following is a discussion of certain factors affecting Cole National Group's results of operations for the 13 and 39 week periods ended October 30, 1999 and October 31, 1998 (the Company's third quarter and first nine months). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended January 30, 1999 included in the annual report on Form 10-K.

      Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 30, 1999 is referred to as "fiscal 1998." The current fiscal year, which will end January 29, 2000, is referred to as "fiscal 1999."

RESULTS OF OPERATIONS

      The following table sets forth certain operating information for the third quarter and first nine months of fiscal 1999 and fiscal 1998 (dollars in millions):


                                           Third Quarter                        First Nine Months
                                 ---------------------------------     -----------------------------------
                                 Fiscal       Fiscal                     Fiscal      Fiscal
                                  1999         1998        Change         1999         1998         Change
                                  ----         ----        ------         ----         ----         ------

Net Revenue-
  Cole Vision                   $  203.7     $  206.1       (1.2%)     $   619.1    $   633.4       (2.3%)
  Things Remembered                 53.2         49.5        7.4%          170.5        159.5        6.9%
                                --------     --------                  ---------    ---------
    Total net revenue           $  256.9     $  255.6        0.5%      $   789.6    $   792.9       (0.4%)

Gross profit                    $  170.5     $  170.7       (0.1%)     $   525.7    $   528.6       (0.5%)
Operating expenses                 156.3        151.0        3.6%          469.3        453.4        3.5%
Depreciation & amortization          9.4          8.4       11.2%           26.6         24.4        9.0%
                                --------     --------                  ---------    ---------
    Operating income            $    4.8     $   11.3      (57.8%)     $    29.8    $    50.8      (41.4%)
                                ========     ========                  =========    =========


Percentage of Net Revenue-
  Gross margin                      66.4%        66.8%      (0.4)           66.6%        66.7%      (0.1)
  Operating expenses                60.9         59.1        1.8            59.4         57.2        2.2
  Depreciation & amortization        3.6          3.3        0.3             3.4          3.1        0.3
                                --------     --------                  ---------    ---------
    Operating income                 1.9%         4.4%      (2.5)            3.8%         6.4%      (2.6)
                                ========     ========                  =========    =========


Number of Retail Locations
  at the End of the Period-
    Cole Licensed Brands           1,199        1,180
    Pearle company-owned             455          469
    Pearle franchised                412          406
                                --------     --------
      Total Cole Vision            2,066        2,055
    Things Remembered                811          827
                                --------     --------
      Total Cole National          2,877        2,882
                                ========     ========


      The softness in net revenue for the third quarter and first nine months of fiscal 1999 was primarily attributable to decreases in consolidated comparable store sales, partially offset by $1.4 million of revenue from the sale of rights under various franchise and other agreements for 13 franchised stores. Changes in comparable store sales by business compared to the same period a year ago were:

                                          Third Quarter   First Nine Months
                                          -------------   -----------------

      Cole Licensed Brands (U.S.)             0.3%             (3.0%)
      Pearle company-owned (U.S.)            (6.9%)            (6.2%)
         Total Cole Vision                   (1.7%)            (3.8%)
      Things Remembered                       7.8%              7.3%
         Total Cole National                  0.4%             (1.3%)

      Sales at Cole Licensed Brands have been negatively impacted by a competitive promotional environment. Licensed Brands' response which began at the end of the second quarter produced an improvement in third quarter sales. Sales this year at Pearle have also been impacted by the competitive promotional environment and Pearle's focus, earlier in the year, on long-term, brand-building in its advertising campaign, as well as operating and systems issues that the Company is addressing. Pearle refocused its marketing efforts to become more promotional during the second and third quarters, but to date has not achieved any sustained improvement in comparable store sales trends. The third quarter sales decrease at Cole Vision reflected a lower average selling price for spectacles and contact lenses due primarily to more promotional pricing, partially offset by increased unit sales at Cole Licensed Brands. At Things Remembered, the comparable store sales increase reflected increased sales of additional personalization and new merchandise at higher average unit retails, along with the benefits from marketing directly to its existing customer base. The number of transactions at Things Remembered in the third quarter was slightly behind a year ago. During the first nine months of fiscal 1999, the Company opened 95 new locations and closed 102 locations.

      The gross profit decreases for the third quarter and first nine months of fiscal 1999 compared to those same periods in fiscal 1998 were primarily attributable to the lower revenue at Cole Vision, partially offset by higher revenue at Things Remembered. Gross margin at Cole Vision declined 0.9 and 0.5 percentage points in the third quarter and first nine months of fiscal 1999, respectively, compared to the same periods last year. The lower gross margin at Cole Vision was due in part to the impact of more promotional pricing, lower margins on contact lenses and costs resulting from problems that arose during the integration of Pearle's new manufacturing and merchandise/inventory management systems. The integration of these systems with Pearle's existing warehouse management system resulted in manufacturing and distribution inefficiencies that led to increased costs and lost sales in the quarter. Progress has been made to date in bringing the systems up to pre-installation expectations; however, some continuing inefficiencies are expected to have a negative impact on fourth quarter earnings. Gross margin at Things Remembered improved 1.1 and 1.2 percentage points in the third quarter and first nine months of fiscal 1999, respectively, benefiting from increased sales of additional personalization and higher margins from new products.

      The unfavorable leverage in operating expenses for the third quarter was primarily attributable to a 0.5 percentage point increase in managed vision care costs and a 0.5 percentage point increase in payroll costs. The unfavorable leverage for the first nine months was primarily attributable to a 0.9 percentage point increase in payroll costs, a 0.5 percentage point increase in managed vision care costs and a 0.3 percentage point increase in net advertising expenditures. The unfavorable payroll leverages were primarily due to the comparable store sales decreases at Cole Vision and staffing increases in managed vision care, partly offset by payroll leverage gains on the sales increases at Things Remembered. The increases in managed vision care expenses were primarily attributable to growth in call and claims volumes associated with increases in sponsor-funded programs. The unfavorable advertising leverage was due to increased advertising at Cole Licensed Brands in response to the competitive pricing environment, partly offset by reduced spending at Pearle. The depreciation and amortization expense increases were attributable to increases in amortization of systems development and software costs.

      See the notes to consolidated financial statements for information on the status of the Company's restructuring charge recorded in the fourth quarter of fiscal 1998.

      The decreases in income from operations were primarily the result of the decreases in net revenue and gross profit, and the increases in operating expenses and depreciation and amortization. Interest and other income includes the recognition of $6.0 million of income in the third quarter of fiscal 1998 from a nontaxable cash settlement with the former owner of Pearle. Excluding the Pearle settlement, net interest and other expense in fiscal 1999 decreased slightly from the third quarter and first nine months of fiscal 1998. An income tax provision was recorded in the first nine months of fiscal 1999 and fiscal 1998 using the Company's estimated annual effective tax rate of 41% in both years.

YEAR 2000

      The Company is proceeding with the implementation of its Year 2000 Readiness Program, including ascertaining Year 2000 readiness of critical third parties. Management believes that all critical programs and hardware are Year 2000 ready, including Y2K testing. As a precautionary measure, end-to-end Y2K testing is being performed throughout the month of December. The Company has communicated with its critical third party business partners and has received a positive response of 90% overall. Contingency business relationships have been set up for those who did not respond to the Company's inquiries. Detailed backup and contingency plans for the year-end crossover are currently being developed and management believes that they will be completed by mid-December.

      Management estimates the total cost of the Year 2000 Readiness Program will be approximately $4.2 million, including $1.0 million of new hardware and software that has been capitalized. The remaining $3.2 million is being expensed as incurred (approximately $2.4 million in fiscal 1998 and $0.8 million in fiscal 1999, including $0.6 million during the first nine months). These costs include only external costs as internal costs, which consist primarily of payroll-related costs of employees, are not tracked separately for the Year 2000 Readiness Program. The estimate of external costs does not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 ready. See the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 for further discussion of Year 2000.

RECENT DEVELOPMENTS AND FORWARD-LOOKING INFORMATION

      In the fourth quarter of fiscal 1999, the Company will continue to respond to the competitive pricing environment that exists in the retail optical industry. In addition, costs and expenses will be incurred to begin addressing merchandise, field/store and franchise support, systems integration and other initiatives with a primary focus of increasing comparable store sales growth in the upcoming fiscal year. These actions may cause a negative impact on gross margin and operating expenses before any significant sales improvements are realized. As a result, it is unlikely there will be an improvement in the sales and earnings trends of the Company's vision segment for the balance of fiscal 1999.

      Further, the Company recently announced it has decided to exit the 150 Wards Optical departments it operates by the end of the fourth quarter of fiscal 1999 to focus its resources on enhancing the performance of its remaining vision businesses. As a result, a pretax charge in the range of $2.0 - $2.5 million is expected to be included in fourth quarter operating results for the costs to close these stores. The net after tax cash cost of the closing is expected to be minimal.

      Certain sections of this Form 10-Q, including this Management's Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect operating results, liquidity and financial condition such as risks associated with the timing and achievement of the continuing restructuring and improvements in the operations of the optical business, the ability of Cole National Group and its suppliers, host stores, and managed vision care organization partners to achieve Year 2000 readiness, the integration of acquired operations, the ability to select, stock and price merchandise attractive to customers, success of systems integration, competition in the optical industry, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the business. Forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting Cole National Group. All forward-looking statements involve risk and uncertainty.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

    27  Financial Data Schedule



(b) Report on Form 8-K

    The Company has not filed any reports on Form 8-K for the quarterly period ended October 30, 1999.

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

                           Date: December 3, 1999

                            COLE NATIONAL GROUP, INC.
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 30, 1999

                                  EXHIBIT INDEX



Exhibit
Number      Description
------      -----------

27          Financial Data Schedule