Form 10-K
period 2000-01-29
COLE NATIONAL GROUP INC
filed 2000-04-28
CIK 909492

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 29, 2000, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 33-66342

COLE NATIONAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1744334 (I.R.S. employer identification no.)

5915 Landerbrook Drive, Mayfield Heights, Ohio (Address of principal executive offices)	44124 (Zip code)

      Registrant’s telephone number, including area code: (440) 449-4100

      Securities registered pursuant to Section 12 (b) of the Act: None

      Securities registered pursuant to Section 12 (g) of the Act: None

      The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form in the reduced disclosure format.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  YES     [  ]  NO

      All of the outstanding capital stock of the registrant is held by Cole National Corporation.

      As of March 24, 2000, 1,100 shares of the registrant’s common stock, $.01 par value, were outstanding.

      Documents incorporated by reference: None

PART I

Item 1. Business

General

      Cole National Group, Inc. a wholly owned subsidiary of Cole National Corporation, was incorporated as a Delaware corporation in July 1993. Cole National Group is a leading provider of eyewear products, optometry services and personalized gifts with 2,722 retail locations in 50 states, Canada and the Caribbean. References herein to the “Company” include Cole National Group, its direct and indirect subsidiaries, and its predecessor companies. Cole National Group’s businesses are conducted through two principal operating units: Cole Vision and Things Remembered. Cole Vision consists of Cole Licensed Brands, Cole Managed Vision Care and Pearle. Cole National Group believes that, based on industry data, Cole Vision is one of the largest optical retail companies in the world. Things Remembered operates the only nationwide chain of personalized gift stores. Cole National Group differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations.

Cole Vision

      Cole Vision contributed 76% of Cole National Group’s net revenue in fiscal 1999 with 1,926 company-owned and franchised locations throughout the United States, Canada and the Caribbean as of January 29, 2000. The Cole Managed Vision Care programs provide vision care services giving participants access to a network of company-owned, franchised and third-party optical locations.

Cole Licensed Brands

      Cole Licensed Brands operates principally under the “Sears Optical”, “Target Optical” and “BJ’s Optical Department” names. As of January 29, 2000, Cole Licensed Brands operated 1,056 locations in 46 states and Canada, including 802 departments on the premises of Sears department stores, 93 departments in BJ’s Wholesale Club stores, 25 departments in Target stores, 134 freestanding stores operated under the name “Sears Optical” and two other locations. Retail locations are generally operated under a lease or license arrangement through which the host store collects the sales receipts, retains an agreed upon percentage of sales and remits the remainder to Cole Licensed Brands on a weekly basis.

      Cole Licensed Brands’ locations are, in most cases, full-service retail eyecare stores offering brand name and private label prescription eyeglasses, contact lenses and accessories, with an on-premises doctor of optometry who performs complete eye examinations and prescribes eyeglasses and contact lenses. Most optical departments, which are typically 1,000 square feet in size, operate with a doctor of optometry, a department manager, and from one to seven opticians depending on store sales volume. The majority of the doctors of optometry are independent, as is often required by state law, with the remainder being employed by Cole Licensed Brands. The independent doctors sublease space and equipment from Cole Licensed Brands where permitted by law, or from the host, and retain their examination fees.

      Each of the retail locations is computer linked to five centralized manufacturing laboratories, which grind, cut and fit lenses to order and ship them to the stores. The Canadian retail locations have manufacturing done at a centralized distribution center. Cole Licensed Brands provides next day delivery on most of the eyewear it offers when requested by its customers. All of the frames and lenses used in its eyeglasses are purchased from outside suppliers, both in the United States and several foreign countries.

      A variety of marketing and promotional efforts, primarily newspaper, direct mail, yellow pages and host advertising, are used to build and maintain its customer base. Host advertising includes the placement of promotional material within sales circulars or credit card billings sent out by the host store to its customers.

Pearle

      At January 29, 2000, Pearle’s operations consisted of 454 company-owned and 416 franchised stores located in 44 states, Canada, and the Caribbean. Most Pearle stores operate in either an “Express” or “Mainline” store format. Express stores contain a full surfacing lab that can manufacture most glasses in approximately one hour. Mainline stores can manufacture over 50% of prescriptions on-site in approximately one hour. Other prescriptions are sent to the laboratory in Dallas. At January 29, 2000, 290 of the company-owned stores and 148 of the franchised stores were Express, with the balance being Mainline.

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

      Pearle’s marketing strategy employs a wide range of media at both the national and local levels. The franchised and company-owned stores each contribute a percentage of revenues to Pearle’s marketing budget with approximately half of Pearle’s marketing expenditures devoted to television. Pearle’s brand positioning of high quality eyecare products and services has been reinforced by an advertising and promotions program, which includes Pearle’s advertising slogans, Nobody Cares More for Eyes More Than Pearle and The Doctor Is In.

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

      Each franchisee is required to enter into a franchise agreement requiring payment of an initial franchise fee. The term of the typical franchise agreement is equal to the earlier of ten years or the expiration or termination of the underlying base lease. Royalty and advertising contributions typically are based on a percentage of the franchisee’s gross revenues from the retail operation, excluding non-surgical professional fees and 3rd party revenues. The total monthly advertising contribution is distributed between Pearle’s system-wide advertising fund and the local co-op market advertising fund. Franchisees are generally eligible to participate in Cole Vision’s managed vision care programs.

Cole Managed Vision Care

      Cole Vision’s managed vision care programs provide comprehensive eyecare benefits marketed directly to large employers, HMO’s and other organizations. It’s Vision One discount program gives plan sponsors the opportunity to offer their members a group discount at locations within Cole’s managed vision care network with minimal direct cost to the plan sponsor. It also offers enhanced programs to plan sponsors to provide their members with prepaid eye examinations, as well as pricing discounts or funded materials benefits.

      Cole Managed Vision Care’s network has over 4,700 points of service, including virtually all Cole Vision company-owned retail locations, approximately 92% of franchised locations, 650 locations in a nationwide chain store’s optical departments, 640 independent full service providers, and 1,600 exam-only providers. Cole Managed Vision Care generated approximately 35% of Cole Vision’s revenues in fiscal 1999.

Things Remembered

      Things Remembered contributed 24% of Cole National Group’s net revenue in fiscal 1999. As of January 29, 2000, Things Remembered operated 796 stores and kiosks generally located in large, enclosed shopping malls located in 46 states. Each location carries a wide assortment of engravable items and provides “while you shop” personalization services for any occasion including holiday, business and special occasion gift events. Things Remembered offers engraving for items purchased at the store as well as for items purchased elsewhere.

      Merchandise sold at Things Remembered stores consists of a broad assortment of gift categories and items at prices generally ranging from $10 to $75. Things Remembered’s offering of gifts includes writing instruments, clocks, music boxes, picture frames and albums, executive desk sets and accessories, ID bracelets, glassware, lighters, keys and key rings, door knockers and Christmas ornaments. Things Remembered features brand name merchandise as well as higher margin private label merchandise. At some locations, computer-controlled embroidery equipment is utilized for the personalization of merchandise such as throws, sweaters, bathrobes, jackets, baseball caps, towels and baby blankets. These softgoods are also available in most of Things Remembered’s other locations with personalization services provided from a central fulfillment facility.

      At January 29, 2000, Things Remembered locations consisted of 437 stores and 359 kiosks. The typical store consists of about 1,300 square feet, while kiosks, which are units generally located in the center of the common mall area, are typically 200 square feet in size.

      Things Remembered locations are usually operated by one or two employees during non-peak periods and up to 15 employees during the peak Christmas season. Locations typically employ a store manager on a full-time basis, an assistant store manager on a full or part-time basis and the balance of employees as part-time sales associates.

      Nearly all locations are equipped with computerized engravers and key duplicating machines. Many stores also have equipment for etching glassware items. All locations are equipped with point-of-sale terminals.

      Most of Things Remembered’s store merchandise is shipped through its centralized warehouse and distribution facility located near Youngstown, Ohio. The warehouse utilizes a computerized carousel system to automate the process of locating merchandise needed to fill a store order.

Host Relationships

      Cole National Group believes it has developed excellent relationships with the host stores in which Cole Licensed Brands operates. Cole National Group has maintained its relationships in the optical business with Sears for over 35 years. Approximately 90% of the Sears stores and all of the BJ’s Wholesale and Target stores that offer optometric services are operated by Cole Licensed Brands. Although leases with major hosts are terminable by either party upon relatively short notice, Cole Licensed Brands has never had a lease terminated other than in connection with a store closing, relocation or major remodeling.

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

Competition

      Cole National Group operates in highly competitive businesses. Cole Vision competes with other optical companies, private ophthalmologists, optometrists and opticians and a growing number of HMOs in a highly fragmented marketplace on the basis of the patient service it provides, as well as price and product quality. In addition, Pearle competes on the basis of its highly recognized brand name and one-hour express service. Cole National Group believes that, based on industry data, Cole Vision is one of the largest optical retail companies in the world. Although Things Remembered operates the only nation-wide chain of gift stores offering “while you shop” gift engraving, key duplicating, glass etching and monogramming, as well as related merchandise, it competes with many other retailers that sell gift items. Things Remembered competes with such other retailers primarily on the basis of the value-added point of sale services, as well as price and product quality. Some of Cole National Group’s competitors have greater financial resources than Cole National Group.

Employees

      As of January 29, 2000, Cole National Group and its subsidiaries had approximately 9,000 full-time and 3,800 part-time employees. During October, November and December, Cole National Group employs additional full- and part-time employees. In fiscal 1999, approximately 3,500 additional employees were employed during such period. Approximately 130 employees at certain Pearle locations are represented by labor unions. Cole National Group considers its present labor relations to be satisfactory.

Item 2. Properties

      Cole National Group leases an office in Highland Heights, Ohio, and leases its executive offices and an office in Cleveland, Ohio.

      During fiscal 1998, Cole National Corporation purchased a building in Twinsburg, Ohio, which comprises approximately 175,000 square feet of office space. All of Cole Vision’s home office functions moved to this facility during fiscal 1998.

      All Cole Licensed Brands retail locations are leased or operated under a license with the host store, and none of the individual retail locations is material to operations. Leases for departments operated in Sears stores and freestanding stores operated under the name “Sears Optical” are generally for terms of 90 days and five years, respectively.

      Pearle leases most of its retail stores under non-cancelable operating leases with terms generally ranging from five to ten years and which generally contain renewal options for additional periods. Pearle is the principal lessee on a majority of stores operated by franchisees who sublease the facilities from Pearle.

      Cole Vision leases five optical laboratories, located in Knoxville, Tennessee (two labs); Memphis, Tennessee; Salt Lake City, Utah; and Richmond, Virginia, pursuant to leases expiring (including renewals at the option of Cole Vision) in 2002, 2005, 2002, 2001 and 2013, respectively. In 1999, Cole Vision entered into an agreement to lease a facility in Columbus, Ohio, which comprises approximately 43,000 square feet of space. This facility consists of an optical laboratory, a distribution center and a general office space. Cole Vision also leases a home office, lab and distribution center facility for its Canadian operations pursuant to leases expiring in 2000.

      Pearle owns its Dallas Support Center, which comprises 88,721 square feet of office space and 147,336 square feet of laboratory and distribution facilities. Pearle also owns a small headquarters and laboratory in Puerto Rico.

      Leases for Things Remembered stores and kiosks are generally for terms of ten and five years, respectively. During the first quarter of fiscal 1999, Things Remembered moved its home office functions to the leased facility in Highland Heights, Ohio. In fiscal 1997, a 210,000 square foot warehouse and distribution facility was constructed for Things Remembered. On December 31, 1998, Things Remembered entered into an agreement with a third party for the sale and leaseback of this distribution center that expires in 2013 and includes three options to renew the lease for five-year terms.

Item 3. Legal Proceedings

      From time to time during the ordinary course of business, the Company is threatened with, or may become a party to a variety of legal actions and other proceedings incidental to its business.

Item 4. Submission of Matters to a Vote of Security-Holders

      Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      The Registrant is a wholly owned subsidiary of Cole National Corporation and has no equity securities that trade.

      The covenants in certain debt instruments to which Cole National Group and certain of its subsidiaries are parties restrict the ability of Cole National Group and such subsidiaries to make distributions to Cole National Corporation or Cole National Group, respectively. A credit facility to which Cole National Group and its subsidiaries are parties permits payment of dividends by Cole National Group’s subsidiaries to Cole National Group annually of up to $8.0 million plus 0.25% of the net annual sales of Cole National Group’s subsidiaries to meet expenses of Cole National Group or Cole National Corporation, together with amounts necessary to pay principal and interest on Cole National Group’s 8-5/8% Senior Subordinated Notes due 2007 and 9-7/8% Senior Subordinated Notes due 2006 and to meet tax obligations. In addition, dividends of up to $20.0 million are permitted to repurchase the 8-5/8% Notes and/or 9-7/8% Notes.

      So long as no default or event of default has occurred under the indentures relating to the 8-5/8% Notes and/or the 9-7/8% Notes and Cole National Group has met a specified fixed charge coverage ratio test, payments of dividends to Cole National Corporation of amounts contributed by Cole National Corporation to the equity of Cole National Group subsequent to September 30, 1993, plus up to one-half of the consolidated net income of Cole National Group since October 31, 1993 are permitted. No dividends were paid during 1999 or 1998.

Item 6. Selected Financial Data

      Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

      Fiscal years end on the Saturday closest to January 31. Fiscal years are identified according to the calendar year in which they begin. For example, the fiscal year ended January 29, 2000 is referred to as “fiscal 1999.” Fiscal 1999, 1998, and 1997 each consisted of 52-week periods.

      Cole National Group has two reportable segments: Cole Vision, which accounted for 76% of total revenue, and Things Remembered, which accounted for 24% of total revenue. Most of Cole Vision’s revenue is provided by sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle retail locations. Cole Vision’s revenue is also provided by sales of merchandise to franchisees and other outside customers, by royalties based on sales, interest income on notes receivable and initial franchise fees from franchisees and by fees from managed vision care programs. Things Remembered’s revenue is provided by sales of engravable gift merchandise and personalization and other services primarily through retail stores and kiosks. See Note 10 to Consolidated Financial Statements for further discussion of reportable segments.

      In December 1999, Cole National Group closed 150 optical departments in Montgomery Ward stores. Charges related to the write-off of inventory, fixed assets and other closing costs totaling $2.0 million are included in cost of sales and operating expenses in fiscal 1999.

      On January 13, 1998, Cole National Group announced the closing of its Cole Gift Centers business that included 445 key duplicating, greeting card and gift departments on the premises of hosts’ stores. Cole Gift Centers has been accounted for as a discontinued operation in the accompanying financial statements. Accordingly, the results of operations and loss on disposition of Cole Gift Centers have been excluded from the results of continuing operations. See Note 4 of the Notes to Consolidated Financial Statements for further discussion of discontinued operations.

      On August 5, 1997, Cole National Corporation contributed to Cole National Group all of the issued and outstanding common stock of American Vision Centers, Inc. (“AVC”), which Cole National Corporation had acquired for approximately $28.9 million in cash, including debt assumed. The acquisition was accounted for using the purchase method of accounting. Accordingly, AVC’s results of operations, which included 80 company-owned optical stores and 75 franchised locations at January 31, 1998, have been included in the consolidated statements of operations since the date of contribution. For the six-month period ended January 31, 1998, AVC’s net revenue was approximately $25.0 million. See Notes 2 and 3 of the Notes to Consolidated Financial Statements for further discussion of this acquisition.

Results of Operations

      The following is a discussion of the results of continuing operations for the three fiscal years ended January 29, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. The following table sets forth certain operating information for each period (dollars in millions):

				Change

				1999 vs.	1998 vs.
	1999	1998	1997	1998	1997

Net Revenue-

Cole Vision	$805.0	$822.3	$770.5	(2.1%)	6.7%

Things Remembered	258.6	241.9	225.7	6.9%	7.2%

Total net revenue	$1,063.6	$1,064.2	$996.2	(0.1%)	6.8%

Gross profit	$703.9	$700.1	$655.3	0.5%	6.8%

Operating expenses	630.8	607.0	555.2	3.9%	9.4%

Depreciation & amortization	38.5	32.8	29.1	18.3%	12.7%

Restructuring & other unusual charges	—	7.9	8.0	(100.0%)	(1.3%)

Operating income	$34.6	$52.4	$63.0	(34.0%)	(16.8%)

Percentage of Net Revenue-

Gross margin	66.2%	65.8%	65.8%	0.4	0.0

Operating expenses	59.3	57.1	55.8	2.2	1.3

Depreciation & amortization	3.7	3.1	2.9	0.6	0.2

Restructuring & other unusual charges	—	0.7	0.8	(0.7)	(0.1)

Operating income	3.2%	4.9%	6.3%	(1.7)	(1.4)

Number of Retail Locations at the End of the Period-

Cole Licensed Brands	1,056	1,186	1,157

Pearle company-owned	454	471	444

Pearle franchised	416	409	401

Total Cole Vision	1,926	2,066	2,002

Things Remembered	796	818	831

Total Cole National	2,722	2,884	2,833

Comparable Store Sales Growth-

Cole Licensed Brands (U.S.)	(2.7)%	2.9%	6.1%

Pearle company-owned (U.S.)	(5.5)	(1.5)	2.5

Total Cole Vision	(3.5)	1.6	5.9

Things Remembered	7.2	7.4	(0.5)

Total Cole National	(0.8)%	3.1%	3.6%

Fiscal 1999 Compared to Fiscal 1998

      The softness in consolidated net revenue for fiscal 1999 was primarily attributable to the decrease in consolidated comparable store sales at Cole Vision. Sales at Cole Licensed Brands have been negatively impacted by a competitive promotional environment. Licensed Brands’ response, which began at the end of the second quarter, produced an improvement in the second half sales trend as comparable store sales were nearly flat to last year. Sales this year at Pearle have also been impacted by the competitive promotional environment and Pearle’s focus, earlier in the year, on long-term, brand-building in its advertising campaign, as well as operating and systems issues that the Company is addressing. Pearle refocused its marketing efforts to become more promotional beginning in the second quarter. Pearle achieved some improvement in comparable store sales trends during the fourth quarter. Pearle comparable store sales for the fourth quarter of fiscal 1999 were a negative 3.0% as compared to a full-year comparable store sales of negative 5.5%. The sales decrease at Cole Vision reflected a lower average selling price for spectacles and contact lenses due primarily to more promotional pricing. At Things Remembered, the comparable store sales increase reflected increased sales of additional personalization and new merchandise at higher average unit retails, along with the benefits from marketing directly to its existing customer base. The total number of transactions at Things Remembered was slightly behind a year ago. During the fiscal year, the Company (including franchised locations) opened a total of 115 new locations and closed 277 locations, including 150 optical departments at Montgomery Ward stores.

      The gross profit improvement in fiscal 1999 compared to fiscal 1998 was primarily attributable to increased revenue at Things Remembered and inventory markdowns at Pearle in 1998, partially offset by lower revenue at Cole Vision. Excluding the 1998 inventory markdowns at Pearle, gross margin at Cole Vision declined 0.5 percentage points to 64.6% in fiscal 1999 and consolidated margins were 66.2% and 66.3% in fiscal 1999 and 1998, respectively. The lower gross margin at Cole Vision was primarily due to the impact of more promotional pricing and lower margins on contact lenses. In addition, the integration of new manufacturing and merchandise/inventory management systems with Pearle’s existing warehouse management system resulted in manufacturing and distribution inefficiencies that led to increased costs and lost sales in the third and fourth quarters of fiscal 1999. Progress has been made to date in bringing the system up to pre-installation expectations, however some continuing inefficiencies are expected to have a negative impact on fiscal 2000. Gross margin at Things Remembered improved 0.4 percentage points to 71.4% in fiscal 1999, benefiting from increased sales of additional personalization and higher margins from new products.

      The unfavorable leverage in operating expenses for the fiscal year was primarily attributable to a 0.8 percentage point increase in payroll costs, a 1.4 percentage point increase in managed vision care costs and a 0.4 percentage point increase in net advertising expenditures. The unfavorable payroll leverage was primarily due to the comparable store sales decrease at Cole Vision and staffing increases in managed vision care, partly offset by payroll leverage gains on the sales increase at Things Remembered. The increase in managed vision care expenses was primarily attributable to growth in call and claims volumes associated with increases in sponsor-funded programs. The unfavorable advertising leverage was due to increased advertising at Cole Licensed Brands in response to the competitive pricing environment, partly offset by reduced spending at Pearle. Depreciation and amortization expense increases were attributable to increases in amortization of systems development and software plus certain charges to recognize asset impairments in accordance with Statement of Financial Accounting Standards (SFAS) No. 121.

      The decrease in income from operations was primarily the result of the decrease in net revenue and the increases in operating expenses and depreciation and amortization. Interest and other income includes the recognition of $6.0 million of income in the third quarter of fiscal 1998 from a nontaxable cash settlement with the former owner of Pearle. Excluding the Pearle settlement, net interest and other expense in fiscal 1999 decreased slightly from fiscal 1998.

      Net interest expense and other income for fiscal 1999 of $26.7 million increased $5.6 million compared to fiscal 1998. The increase was primarily attributable to the recognition of $6.0 million of other income in the third quarter of fiscal 1998 from cash received in the non-taxable settlement of certain contingencies related to several claims against and indemnifications from the former owner of Pearle. Excluding this settlement, interest and other income increased by $0.4 million, offset by a slight increase in interest expense.

      The effective income tax rate was 47.4% in fiscal 1999. The income tax provision for fiscal 1998 includes $7.4 million of income tax benefits related to the charges for restructuring and other unusual items. The effective rate on income excluding these charges and the $6.0 million settlement included in other income was 41.0% in fiscal 1998. The effective income tax rates reflect the significant impact of non-deductible amortization of goodwill in both years. A more complete discussion of income taxes is included in Note 8 of the Notes to Consolidated Financial Statements.

Fiscal 1998 Compared to Fiscal 1997

      Net revenue increased 6.8% to $1.1 billion in fiscal 1998 from $996.2 million in fiscal 1997. The increase in revenue was primarily attributable to the inclusion in fiscal 1998 of additional Cole Vision units, including the AVC stores acquired in August 1997, and a consolidated comparable store sales increase of 3.1% . The consolidated comparable store sales increase in fiscal 1998 reflected a comparable store sales increase of 1.6% at Cole Vision and 7.4% at Things Remembered. The Cole Vision comparable store sales increase resulted from a 2.9% increase at Cole Licensed Brands partially offset by a 1.5% decrease at Pearle. The Cole Vision sales increase reflected an increase in the number of transactions due to more locations, as the average selling price was essentially flat between years. The Pearle comparable store sales were impacted by a weaker than expected reception to marketing and merchandising programs implemented in the first quarter, as well as increased competitive pressures in the optical business and what the Company perceives may be a general softening in the retail optical market. At Things Remembered, the comparable store sales growth reflected increased sales of additional personalization and new products increasing the average transaction amount, while the number of transactions in fiscal 1998 was similar to fiscal 1997. At January 30, 1999, the Company had 2,884 retail locations including 818 Things Remembered stores, 1,186 Licensed Brands locations and 880 Pearle stores, of which 409 were franchised locations, compared to 2,833 retail locations at January 31, 1998.

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

      Operating expenses increased 9.3% to $607.0 million in fiscal 1998 from $555.2 million in fiscal 1997. As a percentage of revenue, operating expenses were 57.1% in fiscal 1998 compared to 55.8% in fiscal 1997. The unfavorable expense leverage was attributable to a 0.6 percentage point increase in managed vision care expenses, a 0.6 percentage point increase in information service costs including $2.4 million incurred in connection with the Company’s Year 2000 Readiness Program (see Year 2000 below for additional information) and a 0.5 percentage point increase in advertising expenditures, partially offset by a 0.4 percentage point leverage gain on store occupancy costs. The increase in managed vision care expenses was primarily the result of increased administrative costs necessary to handle the growth in call and claims volume. The increase in advertising expenditures as a percentage of revenue was mainly due to inefficient advertising efforts at Cole Vision, a result of the optical market conditions mentioned above and the unexpected weakness of Pearle’s first quarter marketing and merchandising programs. Store occupancy expenses increased as a result of more locations and higher percentage rents caused by increased comparable store sales but gained leverage from the strong comparable store sales increase at Things Remembered. Payroll costs also increased primarily because of more retail units open in 1998 and additional payroll to support increased sales, maintaining leverage of last year. Fiscal 1998 depreciation and amortization expense of $32.8 million was $3.7 million more than fiscal 1997 reflecting a $2.4 million increase in amortization of systems development costs and the AVC acquisition.

      Fiscal 1998 included a $13.1 million pretax charge for restructuring and other unusual items, including the inventory markdowns at Pearle, and fiscal 1997 included an $8.0 million pretax charge for non-recurring items related to the integration of AVC into the Company’s operations. See Restructuring, Business Integration and Other Unusual Charges below.

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

      The income tax provisions for fiscal 1998 and 1997 included $3.9 million and $3.4 million, respectively, of income tax benefits related to the charges for restructuring and other unusual items. The effective tax rate on income excluding these charges and the $6.0 million settlement included in other income was 41.3% in fiscal 1998 and 43.2% in fiscal 1997. This rate reflects the significant impact of non-deductible amortization of goodwill in both years. A more complete discussion of income taxes is included in Note 8 of Notes to Consolidated Financial Statements.

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

Restructuring, Business Integration and Other Unusual Charges

      In the fourth quarter of fiscal 1996, the Company recorded a $61.1 million pretax charge primarily related to its acquisition of Pearle, which included costs related to the integration and consolidation of Pearle into the Company’s operations, as well as other unusual charges. The charge included $15.8 million for store closings, $1.8 million for other facility closings, $21.6 million related to computer systems, which included the settlement costs of terminating an outsourcing agreement, $6.1 million for the write-off of goodwill pursuant to Statement of Financial Accounting Standards (SFAS) No. 121 and $15.8 of other unusual charges. The other charges related to employee matters, including severance and hiring costs, costs associated with developing and implementing a new franchise agreement, and compensation costs associated with accelerated vesting of a stock option grant to executives.

      In connection with the 1996 business integration charge, management developed a plan, approved by the Board of Directors, that among other things identified 29 Pearle stores that would be closed and 112 in-store labs that would be taken out of stores. This plan consisted of a store-by-store analysis of profitability, size, lease term and type of lab. In addition, the Company decided to retain Pearle’s distribution and central lab facilities, but close the home office facility in Dallas, Texas. The Company’s intent was to close the stores, on average, over a six month period and labs, on average, over an eighteen month period following February 1, 1997. The estimated costs of closure, primarily related to lease obligations and impairment of fixed assets, were determined based upon management’s and Pearle’s past experience in closing stores and represented a portion of the remaining noncancellable term of the operating leases after the expected closing dates. The estimate assumed the Company would be able to avoid certain lease penalty provisions through negotiations with landlords. This resulted in an accrual of $12.9 million being recorded pursuant to EITF No. 94-3 as part of the original charge discussed above.

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

      The expected benefits of these business integration activities included a stronger franchise network and reductions in (1) home office personnel and occupancy costs, (2) purchasing costs for materials, (3) manufacturing costs upon the completion of the removal of full in-store labs and closing of the AVC lab, and (4) operating losses upon closure of certain unprofitable stores. The consolidation of Pearle’s home office and purchasing functions was substantially completed in fiscal 1997, with the exception of lab systems, which were completed in fiscal 1999. The consolidation of AVC functions, including the shutdown of its central lab, was completed by the third quarter of fiscal 1998.

      Negotiations with various landlords throughout fiscal 1997 proved more difficult than originally anticipated. Also, due to other priorities of integrating Pearle and the acquisition of AVC in mid-fiscal 1997, the original plan was not fully implemented by the end of fiscal 1997. At the end of fiscal 1997 management reaffirmed its intent to close the remaining 27 stores and convert the 112 lab locations as soon as practicable. The estimated cost of closure was revised to equal the remaining lease liability assuming, on average, stores would be closed six months after January 31, 1998. This revised estimate did not differ materially from the previously established accrual and therefore no adjustment to the reserve was required. Had management’s original plan corresponded to only the actual stores closed prior to January 31, 1998, the restructuring charges would have been reduced by $9.1 million and $1.6 million for the fiscal years ended February 1, 1997 and January 31, 1998, respectively.

      Of the facilities originally identified for closing, five stores were closed in the first quarter and one store was closed in the second quarter of fiscal 1998, and 17 full service labs were closed in the third quarter of fiscal 1998.

      In the third quarter of fiscal 1998, several consultants were retained to help assess various aspects of Cole National Group’s optical operations. As a result, in the fourth quarter of 1998, the original restructuring plan was revised and a net pretax charge of $13.1 million was recorded, related to further restructuring of its Pearle business along with other unusual charges. The net pretax charge consisted of charges associated with the restructuring of $13.9 million, a reversal of previously established restructuring accruals of $12.3 million and other unusual charges totaling $11.5 million.

      The restructuring charge of $13.9 million relates to changes made to the Pearle operating model and structure of the home office organization. Consultants conducted market research and helped develop and implement changes to Pearle’s marketing message, merchandise offerings and presentation, store locations, organizational structure and other operational opportunities. In addition, home office facilities and personnel, including Cole Managed Vision Care administration and systems were relocated and consolidated into one central facility. The results of these efforts resulted in charges for inventory writedowns related to products that will no longer be carried, severance and hiring costs primarily related to home office organizational changes, consolidation of the home office facilities, including the write-off of fixed assets at the old facilities, consultant fees and changing the Pearle brand message through signing, production and other costs. The charge related to the inventory writedown has been reflected in cost of sales in accordance with EITF No. 96-9.

      As part of the revised plan, which was approved by the Board of Directors in March 1999, it was determined that certain stores originally identified for closure would either remain open or be closed at a much lower cost than originally estimated. The plan was to close 26 stores, of which nine were identified in the original store closing plan, over the next 12 months and remove surfacing equipment from full service labs of 226 stores over the next six to eighteen months. As a result of the revised plan, the expected cost of closure was estimated to approximate $1.0 million, requiring a reversal of $12.3 million of the previous accrual. The primary reasons for the significant reduction in the accrual were the passage of time of not closing stores earlier, many of the stores now will be closed at the end of their lease terms, and the shift in strategy in that only surfacing equipment would be removed from full-service stores as opposed to the original plan of completely removing labs.

      In the fourth quarter of fiscal 1999, the Company determined that it no longer planned to remove any labs from Pearle stores. Since there were no costs accrued at January 30, 1999 related to closing of any in-store labs, this revision had no effect on the restructuring reserves in fiscal 1999. At the end of fiscal 1999, $0.1 million of the reserve relating to facilities relocations was reserved into income.

      For the restructuring charges recorded in 1996, 1997 and 1998 and 2000 approximately $29.4 million represented non-cash charges and $41.2 million represented cash outlays through January 29, 2000, including a total of $10.6 million that had been incurred and paid during the respective periods that each charge was initially recorded. At January 29, 2000, there were no balances remaining in the restructure reserves.

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

Year 2000

      During fiscal 1999, Cole National Group completed the implementation of its Year 2000 Readiness Program. As a result, no significant systems interruptions or business losses were experienced in fiscal 1999 or to date in fiscal 2000.

      Management estimates the total cost of the Year 2000 Readiness Program was $4.2 million, including approximately $1.0 million of new hardware and software that has been capitalized. The remaining $3.2 million was expensed as incurred (approximately $2.4 million in fiscal 1998 and $0.8 million in fiscal 1999). These costs include only external costs as internal costs, which consist primarily of payroll-related costs of employees, were not tracked separately for the Year 2000 Readiness Program.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS No. 137). SFAS No. 133 must first be applied in the first quarter of fiscal years that begin after June 15, 2000 (the first quarter of fiscal 2001 for the Company) and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities in either operations or comprehensive income (loss). The Company does not presently utilize derivative instruments, either for hedging or other purposes, and therefore it is expected that the adoption of the requirements of SFAS No. 133 will not impact the Company’s financial statements.

Recent Developments and Forward-Looking Information

      In March 2000, the Company launched the reorganization of the operating structure of its optical business. It is believed that an essential ingredient to improved sales and profitability of the Company’s vision segment is the creation of distinct organizations that are dedicated to serving the needs of their respective customers. Pearle and Licensed Brands will be managed as independent business units, each of which has been strengthened by the addition of merchandising, manufacturing, distribution and finance responsibilities.

      The Company expects results in the first two quarters of fiscal 2000 to be below last year from continuing softness of sales at Pearle as well as start up expenses associated with the opening of an increased number of Target Optical stores. The first quarter of fiscal 2000 will also be impacted by severance costs incurred as a result of a personnel reduction at Cole Vision in March 2000. On a full year basis, it is expected that the severance costs incurred will be offset by savings due to the headcount reductions.

      Certain sections of this Form 10-K Report, including this Management’s Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can affect operating results, liquidity and financial condition, such as risks associated with the timing and achievement of the continuing restructuring and improvements in the operations of the integration of acquired operations, the ability to select stock merchandise attractive to customers, competition in the optical industry, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the business. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting Cole National Group. All forward-looking statements involve risk and uncertainty.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      Cole National Group is exposed to market risk from changes in foreign currency exchange rates, which could impact its results of operations and financial condition. Foreign exchange risk arises from the Company’s exposure in fluctuations in foreign currency exchange rates because Cole National Group’s reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible.

Item 8. Financial Statements and Supplementary Data

      Information required by this Item appears on pages F-1 through F-24 of this Form 10-K and is incorporated herein by reference. Other financial statements and schedules are filed herewith as “Financial Statement Schedules” pursuant to Item 14.

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

(a)(3)	Exhibits See Exhibit Index on pages X-1 through X-4.

(b)	Reports on Form 8-K Report on Form 8-K dated November 24, 1999

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

      No annual report or proxy statement covering Cole National Group’s last fiscal year has been or will be circulated to security holders.

SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLE NATIONAL GROUP, INC.

April 28, 2000	By: /s/ William P. Lahiff, Jr.

William P. Lahiff, Jr. Vice President and Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

* Jeffrey A. Cole	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2000

* Larry Pollock	President and Chief Operating Officer and Director	April 28, 2000

* Thomas T.S. Kaung	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 28, 2000

/s/ William P. Lahiff, Jr. William P. Lahiff, Jr.	Vice President and Controller (Principal Accounting Officer)	April 28, 2000

* Timothy F. Finley	Director	April 28, 2000

* Irwin N. Gold	Director	April 28, 2000

* Peter V. Handal	Director	April 28, 2000

* Charles A. Ratner	Director	April 28, 2000

* Walter J. Salmon	Director	April 28, 2000

•	The undersigned, by signing his name hereto, does sign and execute this report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of Cole National Group, Inc. and which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

/s/ William P. Lahiff, Jr. William P. Lahiff , Jr., Attorney-in-Fact

All financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF COLE NATIONAL GROUP, INC.:

      We have audited the accompanying consolidated balance sheets of Cole National Group, Inc. (a Delaware corporation) and Subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss) and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cole National Group, Inc. and Subsidiaries as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Cleveland, Ohio
March 23, 2000.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 29,	January 30,
	2000	1999

Assets
Current assets:

Cash and temporary cash investments	$28,953	$51,057

Accounts receivable, less allowance for doubtful accounts of $7,557 in 1999 and $7,189 in 1998	41,650	45,302

Current portion of notes receivable	4,917	2,707

Refundable income taxes	—	1,113

Inventories	116,514	119,881

Prepaid expenses and other	6,942	8,520

Deferred income tax benefits	4,594	13,742

Total current assets	203,570	242,322

Property and equipment, at cost	252,625	246,597

Less — accumulated depreciation and amortization	(140,791)	(134,195)

Total property and equipment, net	111,834	112,402

Notes receivable, excluding current portion and less reserves for

uncollectible amounts of $4,196 in 1999 and $5,181 in 1998	10,550	12,728

Deferred income taxes and other assets	60,175	51,555

Intangible assets, net	157,399	159,698

Total assets	$543,528	$578,705

Liabilities and Stockholder’s Equity
Current liabilities:

Current portion of long-term debt	$585	$407

Accounts payable	58,514	70,125

Payable to affiliates, net	63,589	69,060

Accrued interest	6,090	6,216

Accrued liabilities	70,802	93,003

Accrued income taxes	178	131

Total current liabilities	199,758	238,942

Long-term debt, net of discount and current portion	274,210	274,706

Other long-term liabilities	16,611	16,811

Stockholder’s equity:

Common stock	—	—

Paid-in capital	195,162	195,139

Accumulated other comprehensive loss	(117)	(657)

Accumulated deficit	(142,096)	(146,236)

Total stockholder’s equity	52,949	48,246

Total liabilities and stockholder’s equity	$543,528	$578,705

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	52 Weeks Ended

	January 29,	January 30,	January 31,
	2000	1999	1998

Net revenue	$1,063,577	$1,064,235	$996,164

Costs of goods sold	359,703	364,090	340,849

Operating expenses	630,829	607,103	555,246

Depreciation and amortization	38,485	32,803	29,058

Restructuring and other unusual charges	—	7,873	8,000

Total costs and expenses	1,029,017	1,011,869	933,153

Operating income	34,560	52,366	63,011

Interest and other (income) expense:

Interest expense	27,405	27,354	30,112

Interest and other income	(722)	(6,283)	(1,605)

Total interest and other (income) expense	26,683	21,071	28,507

Income from continuing operations before income taxes	7,877	31,295	34,504

Income tax provision	3,737	11,960	14,915

Income from continuing operations	4,140	19,335	19,589

Discontinued operations:

Operating loss, net of income tax benefit of $39	—	—	(67)

Loss on disposal, net of income tax benefit of $8,500	—	—	(13,900)

Loss from discontinued operations	—	—	(13,967)

Income before extraordinary item	4,140	19,335	5,622

Extraordinary loss on early extinguishment of debt, net of income tax benefit of $7,467	—	—	(12,183)

Net income (loss)	$4,140	$19,335	$(6,561)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	52 Weeks Ended

	January 29,	January 30,	January 31,
	2000	1999	1998

Cash flows from operating activities:

Net income (loss)	$4,140	$19,335	$(6,561)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Extraordinary loss on early extinguishment of debt	—	—	12,183

Depreciation and amortization	38,485	32,803	29,058

Restructuring and other unusual charges	—	4,778	546

Non-cash interest, net	1,050	1,054	961

Deferred income tax provision	3,239	16,221	12,966

Change in assets and liabilities, net of effects from acquisitions:

Decrease (increase) in accounts and notes receivable, prepaid expenses and other assets	4,871	11,809	(11,399)

Decrease (increase) in inventories	3,367	(4,404)	(11,222)

Decrease in net assets of discontinued operations	—	—	19,926

Decrease in accounts payable, accrued liabilities and other liabilities	(32,481)	(21,656)	(9,560)

Decrease in accrued interest	(126)	(399)	(3,015)

Increase (decrease) in accrued, refundable and deferred income taxes	1,559	895	(749)

Net cash provided by operating activities	24,104	60,436	33,134

Cash flows from investing activities:

Purchase of property and equipment, net	(25,877)	(27,914)	(32,634)

Proceeds from sale/leaseback, net	—	8,835	—

Acquisitions of businesses, net	(2,956)	(7,231)	—

Systems development costs	(13,639)	(16,802)	(17,922)

Other, net	338	312	(894)

Net cash used by investing activities	(42,134)	(42,800)	(51,450)

Cash flows from financing activities:

Repayment of long-term debt	(409)	(15,095)	(169,839)

Payment of deferred financing fees	—	—	(3,191)

Advances from (to) affiliates, net	(3,848)	(19,246)	61,614

Proceeds from long-term debt, net	—	—	125,000

Other, net	183	(227)	(420)

Net cash provided (used) by financing activities	(4,074)	(34,568)	13,164

Cash and temporary cash investments:

Net decrease during the period	(22,104)	(16,932)	(5,152)

Balance, beginning of the period	51,057	67,989	73,141

Balance, end of the period	$28,953	$51,057	$67,989

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	January 29,	January 30,	January 31,
	2000	1999	1998

Common Stock:

Balance at beginning of period	$—	$—	$—

Balance at end of period	—	—	—

Paid In Capital:

Balance at beginning of period	195,139	193,560	122,681

Tax benefit of stock option exercises	23	1,579	755

Capital contribution by Cole National Corporation	—	—	70,124

Balance at end of period	195,162	195,139	193,560

Accumulated Deficit:

Balance at beginning of period	(146,236)	(165,571)	(159,010)

Net income (loss)	4,140	19,335	(6,561)

Balance at end of period	(142,096)	(146,236)	(165,571)

Accumulated Other Comprehensive Income (Loss):

Balance at beginning of period	(657)	(436)	(26)

Other comprehensive income (loss)	540	(221)	(410)

Balance at end of period	(117)	(657)	(436)

Total Stockholder’s Equity	$52,949	$48,246	$27,553

Comprehensive Income (Loss):

Net income (loss)	$4,140	$19,335	$(6,561)

Cumulative translation adjustment	540	(221)	(410)

Total comprehensive income (loss)	$4,680	$19,114	$(6,971)

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

Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. Fiscal years 1999, 1998 and 1997 each consisted of 52-week periods.

Nature of Operations -

The Company is a specialty service retailer operating in both host and non-host environments, whose primary lines of business are eyewear products and services and personalized gifts. Cole National Group sells its products through 2,306 company-owned retail locations and 416 franchised locations in 50 states, Canada, and the Caribbean, and differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 10).

Inventories -

Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

Property and Depreciation -

The policy is to provide depreciation using the straight-line method over a period which is sufficient to amortize the cost of the asset over its useful life or lease term.

The estimated useful lives for depreciation purposes are:

Buildings and improvements Equipment Furniture and fixtures Leasehold improvements	5 to 40 years 3 to 10 years 2 to 10 years 2 to 20 years

Property and equipment, at cost, consist of the following at January 29, 2000 and January 30, 1999 (000’s omitted):

	2000	1999

Land and buildings	$13,691	$14,164

Furniture, fixtures and equipment	153,294	151,602

Leasehold improvements	85,640	80,831

Total property and equipment	$252,625	$246,597

Store Opening Expenses -

Store opening expenses are charged to operations in the period the expenses are incurred.

Notes Receivable -

The Company’s notes receivable are primarily from Pearle’s franchisees throughout the United States. The franchise notes are collateralized by inventory, equipment, and leasehold improvements at each location, generally bear interest at the prime rate plus 3%, and require monthly payments of principal and interest over periods of up to ten years.

Intangible Assets -

Intangible assets, net, consist of the following at January 29, 2000 and January 30, 1999 (000’s omitted):

	2000	1999

Tradenames	$45,489	$46,725

Goodwill	111,910	112,973

	$157,399	$159,698

Tradenames acquired in connection with the Pearle acquisition are being amortized on a straight-line basis over 40 years and are presented net of accumulated amortization of $3,972,000 and $2,735,000 at January 29, 2000 and January 30, 1999, respectively.

Goodwill is being amortized on a straight-line basis over periods from 10 to 40 years, based on management’s assessment of the estimated useful life, and is presented net of accumulated amortization of $41,615,000 and $37,880,000 at January 29, 2000 and January 30, 1999, respectively. Management regularly evaluates its accounting for goodwill considering primarily such factors as historical profitability, current operating profits and cash flows. The Company believes that, at January 29, 2000, the assets are realizable and the amortization periods are still appropriate.

Other Assets -

Financing costs incurred in connection with obtaining long-term debt are capitalized in other assets and amortized over the life of the related debt using the effective interest method.

Direct costs to develop or obtain internal use software, including internal costs, are capitalized in other assets and amortized over the estimated useful life of the software using a straight-line method. Amortization periods range from two to seven years, and begin when the software is placed in service. At January 29, 2000 and January 30, 1999, these costs, net of accumulated amortization, were $38,127,000 and $34,267,000, respectively.

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

Capital Stock -

At January 29, 2000 and January 30, 1999, there were 1,100 shares of common stock, par value $.01 per share, authorized, issued and outstanding.

Foreign Currency Translation -

The assets and liabilities of the Company’s foreign subsidiaries are translated to United States dollars at the rates of exchange on the balance sheet date. Income and expense items are translated at average monthly rates of exchange. Translation adjustments are presented as a component of accumulated other comprehensive income within stockholder’s equity.

Revenues -

Revenues include sales of goods and services to retail customers at company-operated stores, sales of merchandise inventory to franchisees and other outside customers, other revenues from franchisees such as royalties based on sales, interest income on notes receivable and initial franchise fees, and capitation and other fees associated with its managed vision care business.

Franchise revenues based on sales by franchisees are accrued as earned. Initial franchise fees are recorded as income when all material services or conditions relating to the sale of the franchises have been substantially performed or satisfied by the Company and when the related store begins operations.

Advertising -

Advertising production costs and other advertising costs are expensed as incurred, a portion of which are reimbursed by franchisees based on a percentage of their sales. Advertising expense is summarized as follows (000’s omitted):

	1999	1998	1997

Gross advertising expense	$88,525	$82,492	$74,553

Less: Franchisee contribution	(19,930)	(20,244)	(19,656)

Net advertising expense	$68,595	$62,248	$54,897

Earnings Per Share -

Earnings per share and weighted average number of common shares outstanding data for 1999, 1998 and 1997 have been omitted as the presentation of such information, considering Cole National Group is a wholly owned subsidiary of Cole National Corporation, is not meaningful.

Cash Flows -

For purposes of reporting cash flows, Cole National Group considers all temporary cash investments, which have original maturities of three months or less, to be cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments.

Net cash flows from operating activities reflect cash payments for income taxes and interest as follows (000’s omitted):

	1999	1998	1997

Income taxes	$623	$1,644	$4,889

Interest	26,229	25,900	33,429

During fiscal 1999, 1998 and 1997, non-cash financing activities included incurring $- 0 -, $77,000 and $622,000, respectively, in capital lease obligations.

During 1997, in connection with the tender offer described in Note 5, Cole National Corporation made a capital contribution to Cole National Group in the amount of $42,347,000. This contribution was recorded as a decrease to payable to affiliates.

No dividends were declared during fiscal 1999 or 1998.

Use of Estimates -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications -

Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)	Acquisitions and Dispositions of Businesses

The Company made the following acquisitions, each of which has been accounted for under the purchase method of accounting, including any contingent payments that may be made in the future. Pro forma financial results have not been presented for these acquisitions, as they did not have a material effect on results of operations.

During the third quarter of fiscal 1999, the Company acquired MetLife’s managed vision care benefits business. The business consists of vision care contracts with approximately 250 institutional customers and generates approximately $15.0 million of revenue annually. The initial purchase price totaled $2.0 million, with additional amounts contingently due upon certain conditions being met over the next four years.

In fiscal 1998, the Company acquired ten Buckeye Optical stores in Columbus, Ohio, and all of the issued and outstanding common stock of Management Associates, Inc., whose operations consisted of four 20/20 Eyecare stores located in Las Vegas, Nevada. The total purchase price for these acquisitions was $7.2 million.

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

In the fourth quarter of fiscal 1999, the Company announced its plan to close the 150 optical departments in Montgomery Ward stores. The closings, which were completed by the end of fiscal 1999, resulted in a pretax loss of $2.0 million, consisting primarily of inventory and fixed asset write-offs. The after tax cash cost of the closings was not significant. Annual revenues in fiscal 1999 for the Ward’s Optical Departments were $21.2 million.

(3)	Restructuring and Other Unusual Items

In the fourth quarter of fiscal 1998, the Company began implementation of a restructuring plan and recorded a net pretax charge of $13.1 million, related to restructuring its Pearle business along with other unusual charges. The net pretax charge consisted of charges associated with the restructuring of $13.9 million, a reversal of previously established restructuring accruals of $12.3 million and other unusual charges totaling $11.5 million. The restructuring charge of $13.9 million relates to changes made to the Pearle operating model and structure of the home office organization. These changes resulted in charges for inventory write-downs related to products that will no longer be carried, severance and hiring costs primarily related to home office organizational changes, consolidation of the home office facilities, including the write-off of fixed assets at the old facilities, consultant fees and changing the Pearle brand message through signing, production and other costs. The charge related to the inventory write-down ($5.2 million) has been included in cost of sales in fiscal 1998.

Additionally, Cole National Group had recorded restructuring and other non-recurring charges of $8.0 million and $61.1 million in fiscal 1997 and 1996, respectively. These charges consisted primarily of costs of integrating and consolidating the recent acquisitions of both AVC and Pearle, including costs of store and other facility closings, a computer system termination fee and related asset impairment costs. The accrual established in fiscal 1996 was based in part upon the closure of certain stores and in-store labs. As part of the revised restructuring plan discussed above, it was determined that certain stores originally planned to be closed would either remain open or be closed at a much lower cost than originally estimated. In addition, management determined that, while it still planned to reduce the number of full service labs, the lease costs and equipment to be removed from the stores would be less than originally anticipated. The 1998 plan identified 26 stores to be closed and 226 stores from which surfacing equipment would be removed. As a result, $12.3 million of previously established accruals have been reversed into income as a restructuring credit.

The following summarizes the major components of the restructuring charges recorded in fiscal 1996, 1997 and 1998, along with cash and non-cash charges against the reserves (in millions):

			Charges to Reserve			Charges to Reserve
		Remaining	1997		Remaining	1998
	Original	Reserve		Non-	Reserve		Non-
	Charge	at 2/1/97	Cash	Cash	at 1/31/98	Cash	Cash	Reversal

1996 Charge

Store and other facilities closing	$17.6	$17.4	$(0.6)	$(0.2)	$16.6	$(0.4)	$(5.7)	$(9.5)

Computer systems	21.6	17.1	(12.6)	—	4.5	(4.0)	(0.5)	—

Asset impairment	6.1	—	—	—	—	—	—	—

Other	15.8	4.2	(3.5)	—	0.7	(0.2)	—	(0.5)

Total	$61.1	$38.7	$(16.7)	$(0.2)	$21.8	$(4.6)	$(6.2)	$(10.0)

1997 Charge

Store and other facilities closing	$2.5		$—	$—	$2.5	$(0.4)	$—	$(2.1)

Severance	0.9		(0.1)	—	0.8	(1.0)	—	0.2

Operating costs and losses	1.7		(1.6)	(0.1)	—	—	—	—

Marketing and brand conversion	1.5		(0.6)	—	0.9	(0.7)	—	(0.2)

Other	1.4		(0.8)	—	0.6	(0.2)	(0.2)	(0.2)

Total	$8.0		$(3.1)	$(0.1)	$4.8	$(2.3)	$(0.2)	$(2.3)

1998 Charge

Facilities relocations	$2.6					$(0.5)	$(0.5)	$—

Inventory	5.2					—	(5.2)	—

Marketing and brand conversion	2.3					(0.2)	—	—

Professional fees	1.9					(0.8)	(0.1)	—

Severance/hiring	1.9					(0.5)	—	—

Total	$13.9					$(2.0)	$(5.8)	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Charges to Reserve
	Remaining	1999		Remaining
	Reserve			Reserve
	at 1/30/99	Cash	Reversal	at 1/29/00

1996 Charge

Store and other facilities closing	$1.0	$(1.0)	$—	$—

Computer systems	—	—	—	—

Asset impairment	—	—	—	—

Other	—	—	—	—

Total	$1.0	$(1.0)	$—	$—

1997 Charge

Store and other facilities closing	$—	$—	$—	$—

Severance	—	—	—	—

Operating costs and losses	—	—	—	—

Marketing and brand conversion	—	—	—	—

Other	—	—	—	—

Total	$—	$—	$—	$—

1998 Charge

Facilities relocations	$1.6	$(1.5)	$(0.1)	$—

Inventory	—	—	—	—

Marketing and brand conversion	2.1	(2.1)	—	—

Professional fees	1.0	(1.0)	—	—

Severance/hiring	1.4	(1.4)	—	—

Total	$6.1	$(6.0)	$(0.1)	$—

The costs of the 1998 restructuring approximated the original estimates. A remaining balance of approximately $0.1 million for the facilities relocations was reversed into income in fiscal 1999. During fiscal 1999, the Company closed a total of 25 Pearle stores, including 10 stores that were not part of the 1998 restructuring plan and, thus, were not charged to the reserve. In the fourth quarter of fiscal 1999, the Company determined that it no longer planned to remove any labs from Pearle stores. Since there were no costs accrued at January 30, 1999 related to closing of any in-store labs, this revision to the original plan had no effect on the restructuring reserves in fiscal 1999. As of January 29, 2000, there were no balances remaining for the 1996, 1997 or 1998 restructure reserves.

The unusual charges in fiscal 1998 related to the write-off of $8.8 million associated with the abandonment in the fourth quarter of previously capitalized system development costs (including $1.9 million of incurred costs that were paid in the first half of fiscal 1999) and $2.7 million primarily related to restricted stock issued to two senior executive officers. See Note 7 for further discussion of the restricted stock grants.

The 1998 results include the recognition of $6.0 million of income from cash received in a nontaxable settlement of certain contingencies related to several claims against and indemnifications from the former owner of Pearle, which was acquired by the Company in fiscal 1996. In connection with this settlement, the Company assumed secondary liability for loans to certain franchisees held by a third party which totaled $3.6 million at January 29, 2000. The Company is contingently liable should any of these franchisees default, and also for prepayment penalties of up to $0.5 million at January 29, 2000. The Company has established reserves for potential losses on the loans, which mature through 2001. The settlement also included a release of the former owner of Pearle from certain future non-tax claims related to Pearle.

(4)	Discontinued Operations

On January 13, 1998, the Company announced the closing of its Cole Gift Centers chain of personalized gift and greeting card departments located in host stores. The decision to close Cole Gift Centers was based on declining sales and profitability trends in recent years and management’s desire to focus its gift retailing efforts on Things Remembered. For financial statement purposes, results of operations and cash flows of Cole Gift Centers are included in the consolidated financial statements as discontinued operations. The estimated loss on disposal of $13.9 million (net of an applicable income tax benefit of $8.5 million) includes provisions for severance and other closing costs, inventory and other asset write-offs and estimated operating losses for the period from January 13, 1998 through February 1998 when all locations were closed.

Cole Gift Centers’ net revenue was $50.9 million in 1997. Consolidated interest expense that was not directly attributable to other operations of Cole National Group was allocated to discontinued operations based on the ratio of the net assets of discontinued operations to total net assets of Cole National Group plus consolidated debt of Cole National Group not directly attributable to other operations. As a result, the operating loss from discontinued operations includes allocated interest expense of $1.3 million in fiscal 1997.

(5)	Long-Term Debt

Long-term debt at January 29, 2000 and January 30, 1999 is summarized as follows (000’s omitted):

	2000	1999

9-7/8% Senior subordinated Notes:

Face Value	$150,000	$150,000

Unamortized discount	(880)	(964)

Total 9-7/8% Senior Subordinated Notes	149,120	149,036

8-5/8% Senior Subordinated Notes	125,000	125,000

Capital lease obligations (See Note 11)	675	1,077

	274,795	275,113

Less current portion	(585)	(407)

Net long-term debt	$274,210	$274,706

On August 22, 1997, the Company issued $125.0 million of 8-5/8% Senior Subordinated Notes that mature in 2007 with no earlier scheduled redemption or sinking fund payments. Interest on the 8-5/8% Notes is payable semi-annually on February 15 and August 15. Proceeds from this debt issuance of approximately $121.8 million, along with cash on hand, were used to fund a tender offer to retire the Company’s then outstanding 11-1/4% Senior Notes. As a result of the tender offer, in the third quarter of 1997 the Company recorded an extraordinary charge of $12.2 million, representing the tender premium, the write-off of the unamortized debt discount and other costs associated with redeeming the debt.

On November 15, 1996, the Company issued $150 million of 9-7/8% Senior Subordinated Notes that mature in 2006 with no earlier scheduled redemption or sinking fund payments. The 9-7/8% Notes were used to finance a portion of the Pearle acquisition. Interest on the 9-7/8% Notes is payable semi-annually on June 30 and December 31.

The 8-5/8% Notes and the 9-7/8% Notes are general unsecured obligations of Cole National Group, subordinated in right of payment to senior indebtedness of Cole National Group and senior in right of payment to any current or future subordinated indebtedness of Cole National Group.

The indentures pursuant to which the 8-5/8% Notes and the 9-7/8% Notes were issued restrict dividend payments to Cole National Corporation to 50% of Cole National Group’s net income after October 31, 1993, plus amounts due to Cole National Corporation under a tax sharing agreement and for administrative expenses of Cole National Corporation not to exceed 0.25% of Cole National Group’s net revenue. The indentures also contain certain optional and mandatory redemption features and other financial covenants. Cole National Group was in compliance with these covenants at January 29, 2000.

At January 29, 2000 the fair value of long-term debt was approximately $196.2 million compared to a carrying value of $274.8 million. The fair value was estimated primarily by using quoted market prices. There are no significant principal payment obligations under its outstanding indebtedness until the 9-7/8% Notes mature in 2006.

(6)	Credit Facility

The operating subsidiaries of Cole National Group, Inc. have a working capital line of credit of $75.0 million, reduced by commitments under letters of credit. In August 1999, this credit facility was amended and extended until January 31, 2003. Borrowings under the credit facility initially bear interest based on leverage ratios at a rate equal to, at the option of the principal operating subsidiaries of Cole National Group, either (a) the Eurodollar Rate plus 2% or (b) 1% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1% and (iii) the federal funds rate plus .5%. Cole National Group pays a commitment fee of between .375% and .75% per annum on the total unused portion of the facility based on the percentage of revolving credit commitments used.

The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the subsidiaries to comply with certain financial covenants, including covenants regarding minimum interest coverage, maximum leverage and consolidated net worth. The principal operating subsidiaries of Cole National Group were in compliance with these covenants at January 29, 2000.

The credit facility was amended in March 2000 such that borrowings under the credit facility initially bear interest based on leverage ratios at a rate equal to, at the option of the principal operating subsidiaries of Cole National Group, either (a) the Eurodollar Rate plus 2.5% or (b) 1.5% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1% and (iii) the federal funds rate plus .5%. By amendment, the working capital commitment has been reduced to $50.0 million (less commitments under letters of credit) for the period January 30, 2000 to June 29, 2000. Cole National Corporation, the parent of the principal operating subsidiaries of Cole National Group, guarantees this credit facility.

The credit facility restricts dividend payments to Cole National Group to amounts needed to pay interest on the 9-7/8% Notes and the 8-5/8% Notes, and certain amounts related to taxes, along with up to $8.0 million plus 0.25% of Cole National Group’s consolidated net revenue annually for other direct expenses of the Company or Cole National Group.

No borrowings under the credit facility were outstanding as of January 29, 2000, or at any time during fiscal 1999. No borrowings under the credit facility were outstanding as of January 30, 1999, and the maximum amount of borrowings during fiscal 1998 was $13.6 million.

(7)	Stock Compensation and Warrants

Cole National Corporation has various stock-based compensation plans in which key employees of Cole National Group are eligible to participate.

Cole National Group applies APB Opinion 25 and related Interpretations in accounting for Cole National Corporation’s stock-based compensation plans. Compensation cost of $1.2 million and $2.3 million, has been charged against income for Cole National Corporation’s stock-based plans in fiscal 1999 and 1998, respectively, and unamortized restricted stock awards of $5.1 million are expected to be amortized over future vesting periods. No compensation cost was recognized for Cole National Corporation’s stock -based plans in fiscal 1997. Had compensation cost for Cole National Corporation’s stock-based compensation plans been determined based on the fair value at the dates of awards under those plans consistent with the method of SFAS No. 123, Cole National Group’s net income would have been $2,583,000 and $18,647,000 in fiscal 1999 and 1998, respectively, and its net loss would have been increased to $7,075,000 in fiscal 1997.

The fair value of each option granted by Cole National Corporation was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 5.9%, 4.7% and 5.7% for grants in fiscal 1999, 1998 and 1997, respectively, volatility of 39-45%, 35-39% and 35% in fiscal 1999, 1998 and 1997, respectively, and expected lives of six years for options granted in all fiscal years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 29, 1995, the resulting pro forma expense may not be representative of that to be expected in the future.

(8)	Income Taxes

Cole National Group is included in the consolidated federal income tax returns of Cole National Corporation and has been charged an amount equal to the taxes that would have been payable by it if it were a corporation filing separate returns.

The income tax provisions for continuing operations reflected in the accompanying consolidated statements of operations for fiscal 1999, 1998 and 1997 are detailed below (000’s omitted):

	1999	1998	1997

Currently payable-

Federal	$—	$(6,528)	$(536)

State and local	824	1,486	1,704

Foreign	339	781	781

	1,163	(4,261)	1,949

Deferred-

Federal	8,199	16,765	12,961

Foreign	(179)	(544)	5

Tax benefits of net operating loss carry forward	(5,446)	—	—

	2,574	16,221	12,966

Income tax provision	$3,737	$11,960	$14,915

      The income tax provision for continuing operations differs from the federal statutory rate as follows (000’s omitted):

	1999	1998	1997

Income tax provision at statutory rate	$2,757	$10,954	$12,077

Tax effect of-

Amortization of goodwill	1,230	1,234	1,176

State income taxes, net of federal tax benefit	536	966	1,215

Nontaxable settlement	—	(2,100)	—

Non-recurring charges	—	537	—

Decrease in valuation allowance	(669)	—	—

Other, net	(117)	369	447

Income tax provision	$3,737	$11,960	$14,915

      The tax effects of temporary differences that give rise to significant portions of Cole National Group’s deferred tax assets and deferred tax liabilities at January 29, 2000 and January 30, 1999 are as follows (000’s omitted):

	2000	1999

Deferred tax assets:

Employee benefit accruals	$2,821	$3,540

Restructure accruals	—	2,730

Other non-deductible accruals	9,040	11,700

State and local taxes	1,192	1,758

Net operating loss carryforwards	3,576	3,936

Intangibles	4,471	5,506

Inventory reserves	3,518	2,348

Bad debt reserves	185	878

Other	2,427	910

Total deferred tax assets	27,230	33,306

Valuation allowance	(1,141)	(1,810)

Net deferred tax assets	26,089	31,496

Deferred tax liabilities:

Depreciation and amortization	(5,582)	(7,388)

Other	(2,905)	(2,019)

Total deferred tax liabilities	(8,487)	(9,407)

Net deferred taxes	$17,602	$22,089

At January 29, 2000, Cole National Group has approximately $28.5 million of tax net operating loss carryforwards, $8.3 million of which was acquired in connection with the acquisition of American Vision Centers, which expire between 2005 and 2010. Due to the change in ownership requirements of the Internal Revenue Code, utilization of the American Vision Centers net operating loss is limited to approximately $338,000 per year. A valuation allowance of $1.1 million has been established to reduce the deferred tax asset related to the net operating loss to the amount that will likely be realized.

No provision for U.S. federal and state income taxes has been provided for the undistributed earnings of Cole National Group’s foreign subsidiaries because those earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, Cole National Group would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable.

(9)	Retirement Plans

The Company maintains a noncontributory defined benefit pension plan that covers employees who have met eligibility service requirements and are not members of certain collective bargaining units. The pension plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service and their compensation levels near retirement.

The Company’s policy is to fund amounts necessary to keep the pension plan in full force and effect, in accordance with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974. Actuarial present values of benefit obligations are determined using the projected unit credit method.

Pension expense for fiscal 1999, 1998 and 1997 includes the following components (000’s omitted):

	1999	1998	1997

Service cost — benefits earned during the period	$1,636	$1,446	$637

Interest cost on the projected benefit obligation	1,733	1,582	1,490

Less:

Return on plan assets	(2,205)	(2,494)	(2,424)

Actual Deferred	19	690	893

	(2,186)	(1,804)	(1,531)

Amortization of transition asset over 17.9 years	(179)	(179)	(179)

Net pension expense	$1,004	$1,045	$417

      The following sets forth changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the pension plan with the amounts recognized in the consolidated balance sheets (000’s omitted):

	1999	1998

Change in Benefit Obligation:

Benefit obligation at beginning of period	$24,599	$21,272

Service cost	1,636	1,446

Interest cost	1,733	1,582

Actuarial (gain) loss	(4,017)	1,509

Benefits paid	(956)	(917)

Expenses paid	(335)	(293)

Benefit obligation at end of period	$22,660	$24,599

Change in Plan Assets:

Fair value of plan assets at beginning of year	$23,216	$19,751

Actual return on plan assets	2,205	2,494

Employer contributions	1,280	2,181

Benefits paid	(956)	(917)

Expenses paid	(335)	(293)

Fair value of plan assets at end of year	$25,410	$23,216

Reconciliation of Funded Status:

Benefit obligation at end of period	$22,660	$24,599

Fair value of plan assets, primarily money market and equity mutual funds	25,410	23,216

Funded status	2,750	(1,383)

Unrecognized prior service cost	54	81

Net unrecognized (gain) loss	(1,957)	2,052

Unamortized transition (asset) obligation	(878)	(1,057)

Pension liability included in accrued liabilities	$(31)	$(307)

The weighted average discount rate used to measure the projected benefit obligation was 7.25% in both 1999 and 1998. For both years, the rate of increase in future compensation levels was 5.0% and the expected long-term rate of return on plan assets was 9.5%.

The Company has a defined contribution plan, including features under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to its employees. Eligible employees may contribute up to 17% of their compensation to the plan. Prior to January 1, 1998, there was no mandatory matching of employee contributions by Cole National Group; effective January 1, 1998, the plan was amended to, among other things, provide for a mandatory company match of 10% of employee contributions. The Company may also make a discretionary matching contribution for each plan year equal to such dollar amount or percentage of employee contributions as determined by the Company’s Board of Directors. Total company matches of $534,000, $757,000 and $374,000 were recorded as expense for 1999, 1998 and 1997, respectively.

Prior to January 1, 1998, the Company had separate contributory profit-sharing plans for Pearle and AVC employees meeting certain service requirements as defined in the plans. Company contributions to the Pearle plan consisted of a minimum matching contribution of $861,000 in 1997. There were no company contributions required or made in connection with the AVC plan in 1997. Effective January 1, 1998, eligible employees of Pearle and AVC became eligible to participate in Cole National Group’s defined contribution plan. The Pearle and AVC’s plans will be merged into the Company’s plan.

Cole National Group has several Supplemental Executive Retirement Plans that provide for the payment of retirement benefits to participating executives supplementing amounts payable under the Company’s noncontributory defined benefit pension plan. The first plan is an excess benefit plan designed to replace benefits that would otherwise have been payable under the pension plan but that were limited as a result of certain tax law changes. The second plan is a defined contribution plan under which participants receive an annual credit based on a percentage of base salary, subject to vesting requirements. The third plan is a defined benefit plan designed to provide additional retirement benefits for certain management and highly compensated employees. Expenses for these plans for fiscal 1999, 1998 and 1997 were $696,000, $651,000 and $541,000, respectively.

(10)	Segment Information

The Company has two reportable segments: Cole Vision and Things Remembered. Most of Cole Vision’s revenue is provided by sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle retail locations. Cole Vision’s revenue is also provided by sales of merchandise to franchisees and other outside customers, by royalties based on sales, interest income on notes receivable and initial franchise fees from franchisees and by fees from managed vision care programs. The Cole Licensed Brands and Pearle segments have been aggregated in accordance with SFAS No. 131 based on the similarity of their economic characteristics, nature of products, services and production processes, types of customers, distribution methods and regulatory environment. Things Remembered’s revenue is provided by sales of engravable gift merchandise, personalization and other services primarily through retail stores and kiosks.

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

Reported segment revenue, depreciation and amortization, income or loss, with reconciliations to consolidated amounts are as follows (000’s omitted):

	1999	1998	1997

Net revenue:

Cole Vision	$804,991	$822,288	$770,454

Things Remembered	258,586	241,947	225,710

Consolidated net revenue	$1,063,577	$1,064,235	$996,164

Depreciation and amortization:

Cole Vision	$26,266	$21,712	$19,473

Things Remembered	10,916	10,485	8,947

Total segment depreciation and amortization	37,182	32,197	28,420

Corporate	1,303	606	638

Consolidated depreciation and amortization	$38,485	$32,803	$29,058

Income or loss:

Cole Vision	$17,915	$54,287	$65,790

Things Remembered	22,706	17,647	11,504

Total segment profit	40,621	71,934	77,294

Unallocated amounts:

Unusual and non-recurring items	—	(13,120)	(8,000)

Corporate expenses	(6,061)	(6,448)	(6,283)

Consolidated operating income (loss)	34,560	52,366	63,011

Interest and other expense, net	(26,683)	(21,071)	(28,507)

Income (loss) from continuing operations before income taxes	$7,877	$31,295	$34,504

      Reported segment assets, expenditures for capital additions and systems developments costs and acquisitions of businesses, with reconciliations to consolidated amounts, are as follows (000’s omitted):

	1999	1998	1997

Segment assets:

Cole Vision	$418,282	$442,482	$439,423

Things Remembered	141,101	132,832	131,105

Total segment assets	559,383	575,314	570,528

Elimination of intercompany receivables	(52,545)	(36,189)	(12,085)

Corporate cash and temporary cash investments	21,024	34,506	54,872

Other corporate assets	15,666	10,254	15,020

Consolidated assets	$543,528	$583,885	$628,335

Expenditures for capital additions and systems development costs:

Cole Vision	$33,728	$35,796	$34,831

Things Remembered	5,709	8,228	20,496

Total segment expenditures	39,437	44,024	55,327

Elimination of intercompany transfers	—	—	(5,300)

Corporate	79	692	529

Consolidated expenditures	$39,516	$44,716	$50,556

Expenditures for acquisitions of businesses, net of cash acquired:

Cole Vision	$2,956	$7,231	$—

Revenue from external customers of each group of similar products and services is as follows (000’s omitted):

	1999	1998	1997

Sales of optical products and services	$725,421	$759,232	$712,923

Royalties, interest income and initial fees from franchisees	23,611	21,518	19,743

Fees from managed vision care programs	55,959	41,538	37,788

Total Cole Vision net revenue	804,991	822,288	770,454

Retail sales of gift merchandise and services	258,586	241,947	225,710

Consolidated net revenue	$1,063,577	$1,064,235	$996,164

The Company operates primarily in the United States. Net revenue attributable to Cole Vision’s Canadian operations was $28.6 million, $27.5 million and $27.2 million in fiscal 1999, 1998 and 1997, respectively. Long-lived assets located in Canada totaled $3.1 million, $2.2 million and $2.1 million in fiscal 1999, 1998 and 1997, respectively.

(11)	Commitments

The Company leases a substantial portion of its facilities including laboratories, office and warehouse space, and retail store locations. These leases generally have initial terms of up to 10 years and often contain renewal options. Certain of the store locations have been sublet to franchisees. In most leases covering retail store locations, additional rents are payable based on store sales. In addition, Cole Vision operates departments in various host stores paying occupancy costs solely as a percentage of sales under agreements containing short-term cancellation clauses. Generally, Cole National Group is required to pay taxes and normal expenses of operating the premises for laboratory, office, warehouse and retail store leases; the host stores pay these expenses for departments operated on a percentage-of-sales basis. The following amounts represent rental expense for fiscal 1999, 1998 and 1997 (000’s omitted):

At January 29, 2000 and January 30, 1999, property under capital leases consisted of $1,251,000 and $2,018,000 in equipment with accumulated amortization of $2,044,000 and $851,000, respectively.

	1999	1998	1997

Occupancy costs based on sales	$52,623	$54,563	$52,300

All other rental expense	96,084	92,043	87,691

Sublease rental income	(21,672)	(22,606)	(21,725)

	$127,035	$124,000	$118,266

      At January 29, 2000, future minimum lease payments and sublease income receipts under noncancellable leases, and the present value of future minimum lease payments for capital leases are as follows (000’s omitted):

		Operating Leases
	Capital
	Leases	Payments	Receipts

2000	$624	$71,666	$12,010

2001	48	59,310	8,902

2002	55	50,174	6,908

2003	—	42,492	4,957

2004	—	35,847	3,431

2005 and thereafter	—	71,113	5,379

Total future minimum lease payments	727	$330,602	$41,587

Amounts representing interest	(52)

Present value of future minimum lease payments	$675

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON THE FINANCIAL STATEMENT SCHEDULES

TO COLE NATIONAL GROUP, INC.:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Cole National Group, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 23, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules are the responsibility of the Company’s management and are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 23, 2000.

Schedule I

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Cole National Group, Inc.
Condensed Balance Sheets
January 29, 2000 and January 30, 1999
(Dollars in millions)

	2000	1999

Assets:

Cash	$21.0	$34.7

Accounts receivable	—	—

Deferred income tax benefits	0.9	0.2

Investment in subsidiaries	401.2	397.0

Property and equipment, net	3.9	4.3

Other	11.7	8.7

Total assets	$438.7	$444.9

Liabilities and Stockholder’s Equity:

Accounts payable and accrued expenses	$19.9	$26.3

Payable to affiliates	86.7	95.2

Long-term debt	274.7	274.9

Other liabilities	4.1	0.3

Stockholder’s equity	53.3	48.2

Total liabilities and stockholder’s equity	$438.7	$444.9

Schedule I
(continued)

Cole National Group, Inc.
Condensed Statements of Operations and Cash Flows
52 Weeks Ended January 29, 2000, January 30, 1999 and January 31, 1998
(Dollars in millions)

	Jan. 29,	Jan. 30,	Jan. 31,
	2000	1999	1998

Revenue:

Services to affiliates	$10.4	$8.6	$8.4

Total revenue	10.4	8.6	8.4

Operating expenses	(10.4)	(11.8)	(8.4)

Interest expense	(0.1)	(2.4)	(6.6)

Pre-tax loss	(0.1)	(5.6)	(6.6)

Income tax benefit	0.9	1.4	2.5

Income (Loss) before equity in undistributed earnings (loss) of subsidiaries and extraordinary item	0.8	(4.2)	(4.1)

Equity in undistributed earnings (loss) of subsidiaries	3.7	23.5	9.7

Income before extraordinary item	4.5	19.3	5.6
Extraordinary loss	—	—	(12.2)

Net income (loss)	4.5	19.3	(6.6)
Adjustments to reconcile net income (loss) to cash provided (used) by operations	(7.1)	(22.3)	(17.0)

Net cash provided (used) by operating activities	(2.6)	(3.0)	(23.6)

Financing activities:

Repayment of long-term debt	(0.3)	(14.8)	(167.5)

Advances from (to) affiliates	(9.0)	(2.1)	59.8

Proceeds from long-term debt	—	—	125.0

Payment of financing fees	(0.3)	—	(3.2)

Other	0.6	—	—

Net cash provided (used) by financing activities	(9.0)	(16.9)	14.1

Investing activities:

Other	(2.1)	(0.3)	(0.1)

Net cash used by investing activities	(2.1)	(0.3)	(0.1)

Net change in cash	(13.7)	(20.2)	(9.6)

Cash, beginning of period	34.7	54.9	64.5

Cash, end of period	$21.0	$34.7	$54.9

Schedule I
(continued)

Note to Condensed Financial Information of Registrant

      The accompanying financial information of Cole National Group, Inc., a wholly-owned subsidiary of Cole National Corporation, is as of January 29, 2000 and January 30, 1999 and for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998. Cole National Group is a holding company for its wholly-owned subsidiaries, Things Remembered, Inc., Cole Vision Corporation and Pearle, Inc., except for expenses associated with Cole National Group’s corporate offices, consisted of no other operations.

      This financial information should be read in connection with the Notes to Consolidated Financial Statements of Cole National Group, Inc. and Subsidiaries contained elsewhere in this Form 10-K.

Schedule II

Cole National Group, Inc. and Subsidiaries
Valuation and Qualifying Accounts
52 Weeks Ended January 29, 2000, January 30, 1999 and January 31, 1998
(Dollars in millions)

		Additions

	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period

January 29, 2000

Allowance for Doubtful Accounts	$7.2	$4.3	$—		$3.9	(A)	$7.6

Franchise Repurchase Reserve	5.2	0.3	—		1.3	(A)	4.2

January 30, 1999

Allowance for Doubtful Accounts	7.1	$0.9	—		0.8	(A)	7.2

Franchise Repurchase Reserve	6.7	—	—		1.5	(A)	5.2

Discontinued Operation Reserve	1.3	—	—		1.3	(B)	—

January 31, 1998

Allowance for Doubtful Accounts	6.6	1.1	1.8	(C)	2.4	(A)	7.1

Franchise Repurchase Reserve	5.5	0.6	1.5	(C)	0.9	(A)	6.7

Discontinued Operation Reserve	—	1.3	—		—		1.3

(A) Receivable balances written off, net of recoveries.

(B) Discontinued operation charges taken against the reserve.

(C) Purchase price accounting reserves created as a result of the acquisition of AVC.

Reserve balances presented in the Notes to Consolidated Financial Statements are not represented in this schedule.

EXHIBIT INDEX

Exhibit
Number	Description

3.1(i)	Certificate of Incorporation of Cole National Group, incorporated by reference to Exhibit 3.1(i) to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

3.2(ii)	By-Laws of Cole National Group, incorporated by reference to Exhibit 3.2(ii) to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

4.1	Indenture dated November 15, 1996, by and among Cole National Group and Norwest Bank Minnesota, National Association, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2006 (the form of which Senior Subordinated Note is included in such Indenture), incorporated by reference to Exhibit 4.1 of Cole National Corporation’s Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

4.2	Indenture, dated August 22, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 8-5/8% Senior Subordinated Notes Due 2007, incorporated by reference to Exhibit 4.4 of Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

4.3	Cole National Group by this filing agrees, upon request, to file with the Commission the instruments defining the rights of holders of long-term debt of Cole National Group and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Cole National Group and its subsidiaries on a consolidated basis.

10.1	Lease Agreement (Knoxville) dated as of November 28, 1979 by and between Tommy Hensley, as agent for the real property of Mrs. Don Siegel and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.15 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.2	Lease Agreement (Memphis) dated as of October 2, 1991 by and between Shelby Distribution Park and Cole Vision Corporation, incorporated by reference to Exhibit 10.16 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.3	Lease Agreement (Richmond) dated as of April 23, 1982 by and between Daniel, Daniel & Daniel and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.17 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.4	Lease for Multi-Tenancy Space (Salt Lake) dated as of October 30, 1981 by and between East Centennial Joint Venture and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.18 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.5	Form of Lease Agreement Finite 19518 dated as of December 29, 1988 between Sears, Roebuck and Co. and Cole Vision Corporation, incorporated by reference to Exhibit 10.23 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.6	Lease Agreement (Knoxville) dated as of April 11, 1995 by and between Richard T. Fox and Cole Vision Corporation, incorporated by reference to Exhibit 10.29 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 3, 1996 (File No. 1-12814).

10.7	Form of Indemnification Agreement for Directors of Cole National Corporation, incorporated by Reference to Exhibit 10.19 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.8	Form of Indemnification Agreement for Officers of Cole National Corporation, incorporated by reference to Exhibit 10.20 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

EXHIBIT INDEX

Exhibit
Number	Description

10.9	Form of License Agreement (Optical), incorporated by reference to Exhibit 10.24 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.10	Form of License/Lease Agreement (Optical), incorporated by reference to Exhibit 10.25 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.11	Agreement for the Allocation of Federal Income Tax Liability and Benefits among Members of the Parent Group dated August 23, 1985, as amended, incorporated by reference to Exhibit 10.26 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.12	Assignment and Assumption Agreement dated as of September 30, 1993 between Cole National Corporation and Cole National Group, incorporated by reference to Exhibit 10.24 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 3, 1996 (File No. 1-12814).

10.13	Lease agreement (Salt Lake) dated as of November 1, 1996 by and between Gibbons Realty Company and Cole Vision Corporation, incorporated by reference to Exhibit 10.01 of Cole National Corporation’s quarterly report of Form 10-Q for the period ended November 2, 1996 (File No. 1-12814).

10.14	Credit Agreement, dated as of November 15, 1996, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 99.1 of Cole National Corporation’s Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

10.15	Cole National Group Guarantee and Cash Collateral Agreement, dated as of November 15, 1996, by Cole National Group and Cole National Corporation, incorporated by reference to Exhibit 99.3 of Cole National Corporation’s Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

10.16	Guarantee and Collateral Agreement, dated as of November 15, 1996, by Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 99.4 of Cole National Corporation’s Report on Form 8-K, field with the Commission on December 2, 1996 (File No. 1-12814).

10.17	First Amendment to the Credit Agreement, dated as of January 13, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc., and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.33 of Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

10.18	Second Amendment to Credit Agreement, dated as of August 8, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.34 of the Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

10.19	Third Amendment to the Credit Agreement, dated as of May 15, 1998, among Cole Vision Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 (File No. 1-12814).

EXHIBIT INDEX

Exhibit
Number	Description

10.20	Fourth Amendment to the Credit Agreement, dated as of March 5, 1999, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.45 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.21*	Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated as of December 17, 1998, incorporated by reference to Exhibit 10.51 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.22*	Instrument Designating Participants of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated December 17, 1998, incorporated by reference to Exhibit 10.52 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.23*	Cole National Group, Inc. Deferred Compensation Plan effective as of February 1, 1999, incorporated by reference to Exhibit 10.53 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.24*	Amendment No. 1, dated as of December 17, 1998, to the Cole National Group, Inc. Supplemental Pension Plan, incorporated by reference to Exhibit 10.54 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.25*	Employment Agreement entered into as of December 17, 1998 by and among Cole National Corporation, Cole National Group, Inc., Cole Vision Corporation, Pearle Inc., Things Remembered, Inc. and Jeffrey A. Cole, incorporated by reference to Cole National Corporation’s Annual Report on Form 10-K in the period ended January 30, 1999 (File No. 1-12814)

10.26	Fifth Amendment to the Credit Agreement, dated as of August 20, 1999, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 to Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 1999 (File No. 1-12814).

10.27	Sixth Amendment and Waiver to the Credit Agreement, dated as of March 7, 2000, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.50 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

EXHIBIT INDEX

Exhibit
Number	Description

10.28*	Instrument Designating Participant of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated January 1, 2000, incorporated by reference to Exhibit 10.66 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.29*	Addendum to Employment Agreement dated June 4, 1999 among Jeffrey A. Cole, Cole National Corporation and certain of its subsidiaries, incorporated by reference to Exhibit 10.67 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

10.30	Seventh Amendment to the Credit Agreement, dated as of April 21, 2000 among Cole Vision Corporation, Things Remembered, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.69 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 29, 2000 (File No. 1-12814).

21	Subsidiaries of the Registrant — This exhibit has been omitted pursuant to Instruction I of Form 10-I.

24	Power(s) of Attorney

27	Financial Data Schedule

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K

X-4