Form 10-Q
period 2000-04-29
COLE NATIONAL GROUP INC
filed 2000-06-12
CIK 909492

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 29, 2000, or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ____________

Commission file number 33-66342

COLE NATIONAL GROUP, INC.
 (Exact name of registrant as specified in its charter)

Delaware	34-1744334
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

5915 Landerbrook Drive	44124
Mayfield Heights, Ohio	(Zip Code)
(Address of principal executive offices)

(440) 449-4100
(Registrant’s telephone number, including area code)

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

As of May 31, 2000, 1,100 shares of the registrant’s common stock, $.01 par value, were outstanding.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED APRIL 29, 2000
INDEX

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of April 29, 2000 and January 29, 2000	1

		Consolidated Statements of Operations for the 13 weeks ended April 29, 2000 and May 1, 1999	2

		Consolidated Statements of Cash Flows for the 13 weeks ended April 29, 2000 and May 1, 1999	3

		Notes to Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8

PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	9

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	April 29,	January 29,
	2000	2000

Assets
Current assets:

Cash and temporary cash investments	$20,507	$28,953

Accounts receivable, less allowance for doubtful accounts of $7,518 in 2000 and $7,557 in 1999	42,724	41,650

Current portion of notes receivable	4,863	4,917

Refundable income taxes	836	836

Inventories	120,129	116,514

Prepaid expenses and other	6,077	6,942

Deferred income tax benefits	5,594	3,758

Total current assets	200,730	203,570

Property and equipment, at cost	258,105	252,625

Less — accumulated depreciation and amortization	(143,122)	(140,791)

Total property and equipment, net	114,983	111,834

Notes receivable, excluding current portion and less reserves for uncollectible amounts of $4,081 in 2000 and $4,196 in 1999	9,494	10,550

Deferred income taxes and other assets	59,268	60,175

Intangible assets, net	155,949	157,399

Total assets	$540,424	$543,528

Liabilities and Stockholder’s Equity
Current liabilities:

Current portion of long-term debt	$469	$585

Accounts payable	52,552	58,514

Payable to affiliates, net	62,976	63,589

Accrued interest	6,535	6,090

Accrued liabilities	75,841	70,802

Accrued income taxes	—	178

Total current liabilities	198,373	199,758

Long-term debt, net of discount and current portion	274,222	274,210

Other long-term liabilities	16,437	16,611

Stockholder’s equity:
Common stock	—	—

Paid-in capital	195,162	195,162

Accumulated other comprehensive loss	(326)	(117)

Accumulated deficit	(143,444)	(142,096)

Total stockholder’s equity	51,392	52,949

Total liabilities and stockholder’s equity	$540,424	$543,528

      The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	13 Weeks Ended

	April 29,	May 1,
	2000	1999

Net revenue	$257,281	$259,799

Cost of goods sold	86,328	88,118

Operating expenses	158,178	150,410

Depreciation and amortization	9,311	8,901

Total costs and expenses	253,817	247,429

Operating income	3,464	12,370

Interest and other (income) expense:

Interest expense	6,882	6,786

Interest and other income	(133)	(196)

Total interest and other (income) expense	6,749	6,590

Income (loss) before income taxes	(3,285)	5,780

Income tax provision (benefit)	(1,937)	2,368

Net income (loss)	$(1,348)	$3,412

      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	13 Weeks Ended

	April 29,	May 1,
	2000	1999

Cash flows from operating activities:

Net income (loss)	$(1,348)	$3,412

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Depreciation and amortization	9,311	8,901

Non-cash interest, net	264	270

Increases (decreases) in cash resulting from changes in assets and liabilities:

Accounts and notes receivable, prepaid expenses and other assets	890	(1,292)

Inventories	(3,615)	(8,158)

Accounts payable, accrued liabilities and other liabilities	(174)	(21,239)

Accrued interest	445	937

Accrued, refundable and deferred income taxes	(2,503)	2,092

Net cash provided (used) by operating activities	3,270	(15,077)

Cash flows from investing activities:

Purchase of property and equipment, net	(9,101)	(7,329)

Systems development costs	(1,823)	(3,328)

Other, net	55	(145)

Net cash used by investing activities	(10,869)	(10,802)

Cash flows from financing activities:

Repayment of long-term debt	(123)	(100)

Advances to affiliates, net	(340)	(503)

Payment of deferred financing fees	(188)	—

Other	(196)	434

Net cash used by financing activities	(847)	(169)

Cash and temporary cash investments:

Net decrease during the period	(8,446)	(26,048)

Balance, beginning of the period	28,953	51,057

Balance, end of the period	$20,507	$25,009

      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

      Cole National Group, Inc. is a wholly owned subsidiary of Cole National Corporation. The consolidated financial statements include the accounts of Cole National Group and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated in consolidation.

      The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information not misleading. Results for interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 29, 2000.

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly Cole National Group’s financial position as of April 29, 2000 and the results of operations and cash flows for the 13 weeks ended April 29, 2000 and May 1, 1999.

Inventories

      The accompanying interim consolidated financial statements have been prepared without physical inventories.

Cash Flows

      Net cash flows from operating activities reflect cash (receipts) payments for income taxes and interest of ($61,000) and $6,173,000, respectively, for the 13 weeks ended April 29, 2000, and $243,000 and $5,579,000, respectively, for the 13 weeks ended May 1, 1999.

Other Comprehensive Income (Loss)

      Total other comprehensive income (loss) for the 13 weeks ended April 29, 2000 and May 1, 1999 is as follows (000’s omitted):

	13 Weeks Ended

	April 29,	May 1,
	2000	1999

Net income (loss)	$(1,348)	$3,412

Cumulative translation loss	(209)	441

Total other comprehensive income (loss)	$(1,557)	$3,853

(2) Segment Information

      Information on the Company’s reportable segments is as follows (000’s omitted):

	13 Weeks Ended

	April 29,	May 1,
	2000	1999

Net revenue:

Cole Vision	$206,625	$211,398

Things Remembered	50,656	48,401

Consolidated net revenue	$257,281	$259,799

Operating income (loss):

Cole Vision	$9,449	$14,357

Things Remembered	(2,378)	(1,341)

Total segment operating income	7,071	13,016

Unallocated amounts:

Corporate expenses	(3,607)	(646)

Consolidated operating income	3,464	12,370

Interest and other expense, net	(6,749)	(6,590)

Income (loss) before income taxes	$(3,285)	$5,780

(3) Reclassifications

      Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

      The following is a discussion of certain factors affecting Cole National Group’s results of operations for the 13 week periods ended April 29, 2000 and May 1, 1999 (the Company’s first quarter). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended January 29, 2000 included in the annual report on Form 10-K.

      Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 29, 2000 is referred to as “fiscal 1999.” The current fiscal year, which will end February 3, 2001, is referred to as “fiscal 2000.”

Results of Operations

      The following table sets forth certain operating information for the first quarter fiscal 2000 and fiscal 1999 (dollars in millions):

		First Quarter

	Fiscal	Fiscal
	2000	1999	Change

Net Revenue-

Cole Vision	$206.6	$211.4	(2.3%)

Things Remembered	50.7	48.4	4.7%

Total net revenue	$257.3	$259.8	(1.0%)

Gross profit	$171.0	$171.7	(0.4%)

Operating expenses	158.2	150.4	5.2%

Depreciation & amortization	9.3	8.9	4.6%

Operating income	$3.5	$12.4	(72.0%)

Percentage of Net Revenue-

Gross margin	66.4%	66.1%	0.3

Operating expenses	61.5	57.9	3.6

Depreciation & amortization	3.6	3.4	0.2

Operating income	1.3%	4.8%	(3.5)

Number of Retail Locations at the End of the Period-

Cole Licensed Brands	1,078	1,185

Pearle company-owned	447	469

Pearle franchised	421	412

Total Cole Vision	1,946	2,066

Things Remembered	791	817

Total Cole National	2,737	2,883

      The decrease in net revenue for the first quarter of fiscal 2000 was primarily attributable to a reduction in the number of locations, including the closing of all optical departments at Montgomery Ward in December 1999, partially offset by a consolidated comparable store sales increase of 3.1%. Changes in comparable store sales by business compared to the same period a year ago were:

First Quarter

Cole Licensed Brands (U.S.)	4.9%

Pearle company-owned (U.S.)	(1.3%)

Total Cole Vision	2.4%

Things Remembered	5.8%

Total Cole National	3.1%

      At Cole Licensed Brands total first quarter sales increased despite the closing of the Montgomery Ward departments. The average selling price was nearly even between years, reflecting a small decrease in the average contact lens price, while the number of transactions was up slightly even though there were fewer locations. First quarter sales results for Pearle reflected a decrease in the number of transactions due, in part, to fewer locations. The average selling price was essentially flat between years. The comparable store sales performance at Pearle company-owned stores, although negative, was the best quarter’s comparable store sales performance since the second quarter of fiscal 1998. At Things Remembered, the comparable store sales increase reflected an increase in sales of new merchandise at higher average unit retails and an increase in the number of transactions compared to a year ago.

      The gross profit decrease was primarily attributable to the lower revenue at Cole Vision, partially offset by the revenue increase at Things Remembered. Gross margin at Cole Vision improved 0.9 percentage points in fiscal 2000 compared to the first quarter last year. The primary cause for the improvement was the additional revenue associated with the MetLife vision care business acquired in October 1999. Gross margin at Things Remembered decreased 2.2 percentage points compared to the first quarter last year reflecting the impact of an aggressive merchandise clearance promotion this year.

      The unfavorable leverage in operating expenses was primarily attributable to a 1.6 percentage point increase in payroll costs, a 0.7 percentage point increase from severance costs, a 0.3 percentage point increase in net advertising expenditures and a 0.2 percentage point increase in store occupancy costs. The leverage loss resulted primarily from the decline in comparable store sales at Pearle company-owned stores, a $1.8 million charge for severance costs recorded in connection with a personnel reduction at Cole Vision, and increased expenses associated with the Target Optical expansion. The increase in depreciation and amortization was primarily attributable to amortization of systems development costs related to the Pearle manufacturing and merchandise/inventory management system implemented in the third quarter last year.

      The decrease in income from operations was primarily the result of the decrease in net revenue and the increase in operating expenses and depreciation and amortization.

      Net interest and other expense was virtually flat between years at $6.7 million. An income tax provision was recorded in the first quarter of fiscal 2000 and fiscal 1999 using the Company’s estimated annual effective tax rate of 59% and 41%, respectively. The increase in the rate approximates the full year effective rate realized in fiscal 1999.

      Net income decreased to a loss of $1.3 million for the first quarter of fiscal 2000 from a profit of $3.4 million for the first quarter of fiscal 1999. The decrease was due to the decrease in income from operations, offset in part by the higher effective tax rate on the fiscal 2000 first quarter loss.

Recent Developments and Forward-Looking Information

      In March 2000, the Company launched the reorganization of the operating structure of its optical business. It is believed that the essential ingredient to improved sales and profitability of the Company’s vision segment is the creation of distinct organizations that are dedicated to serving the needs of their respective customers. Pearle and Cole Licensed Brands are being managed as independent business units, each of which has been strengthened by the addition of merchandising, manufacturing, distribution and finance responsibilities.

      While first quarter of fiscal 2000 produced comparable store sales increases, the Company expects improvement in its profitability to lag behind any sustained improvement in sales. The Company expects that expenses associated with improving the Pearle business as well as the rapid Target Optical expansion will cause results to be below last year for the second quarter.

      Certain sections of this Form 10-Q, including this Management’s Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect operating results, liquidity and financial condition such as risks associated with the timing and achievement of the continuing restructuring and improvements in the operations of the optical business, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems integration, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationship with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the business. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting Cole National Group, Inc. All forward-looking statements involve risk and uncertainty.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to market risk from changes in foreign currency exchange rates, which could impact its results of operations and financial condition. Foreign exchange risk arises from the Company’s exposure in fluctuations in foreign currency exchange rates because The Company’s reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits The following Exhibits are filed herewith and made a part hereof:

27 Financial Data Schedule

(b)	Reports on Form 8-K

None.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLE NATIONAL GROUP, INC.

By:	/s/ William P. Lahiff, Jr.

William P. Lahiff, Jr. Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date: June 12, 2000

COLE NATIONAL GROUP, INC.
FORM 10-Q
QUARTER ENDED APRIL 29, 2000

EXHIBIT INDEX

Exhibit

Number	Description

27	Financial Data Schedule