Form 10-Q
period 2000-07-29
COLE NATIONAL GROUP INC
filed 2000-09-11
CIK 909492

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2000, or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission file number 33-66342

COLE NATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1744334

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5915 Landerbrook Drive

Mayfield Heights, Ohio (Address of principal executive offices)	44124 (Zip code)

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

As of August 24, 2000, 1,100 shares of the registrant’s common stock, $.01 par value, were outstanding.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JULY 29, 2000
INDEX

		Page No.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of July 29, 2000 and January 29, 2000	1

	Consolidated Statements of Operations for the 13 and 26 weeks ended July 29, 2000 and July 31, 1999	2

	Consolidated Statements of Cash Flows for the 26 weeks ended July 29, 2000 and July 31, 1999	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9

PART II OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	10

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	July 29,	January 29,
	2000	2000

Assets
Current assets:

Cash and temporary cash investments	18,295	$28,953

Accounts receivable, less allowance for doubtful accounts of $8,378 and $7,557, respectively	41,548	41,650

Current portion of notes receivable	4,965	4,917

Inventories	132,868	116,514

Refundable income taxes	836	836

Prepaid expenses and other	7,051	6,942

Deferred income tax benefits	4,542	3,758

Total current assets	210,105	203,570

Property and equipment, at cost	265,043	252,625

Less — accumulated depreciation and amortization	(147,540)	(140,791)

Total property and equipment, net	117,503	111,834

Notes receivable, excluding current portion and less reserves for uncollectible amounts of $4,863 and $4,196, respectively	7,528	10,550

Deferred income taxes and other assets	58,671	60,175

Intangible assets, net	154,566	157,399

Total assets	$548,373	$543,528

Liabilities and Stockholder’s Equity

Current liabilities:

Current portion of long-term debt	$383	$585

Accounts payable	61,311	58,514

Payable to affiliates, net	61,794	63,589

Accrued interest	5,976	6,090

Accrued liabilities	77,617	70,802

Accrued income taxes	—	178

Total current liabilities	207,081	199,758

Long-term debt, net of discount and current portion	274,235	274,210

Other long-term liabilities	15,310	16,611

Stockholder’s equity	51,747	52,949

Total liabilities and stockholder’s equity	$548,373	$543,528

      The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	July 29,	July 31,	July 29,	July 31,
	2000	1999	2000	1999

Net revenue	$264,474	$260,222	$521,755	$520,021

Costs and expenses:

Cost of goods sold	87,981	90,882	174,309	179,000

Operating expenses	159,648	148,316	317,826	298,726

Depreciation and amortization	9,285	8,368	18,596	17,269

Total costs and expenses	256,914	247,566	510,731	494,995

Operating income	7,560	12,656	11,024	25,026

Interest and other (income) expense:

Interest expense	6,859	6,799	13,741	13,586

Interest and other income	(103)	(200)	(236)	(397)

Total interest and other expense, net	6,756	6,599	13,505	13,189

Income (loss) before income taxes	804	6,057	(2,481)	11,837

Income tax provision (benefit)	473	2,485	(1,464)	4,853

Net income (loss)	$331	$3,572	$(1,017)	$6,984

      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Twenty-six Weeks Ended

	July 29,	July 31,
	2000	1999

Cash flows from operating activities:

Net income (loss)	$(1,017)	$6,984

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	18,596	17,269

Non-cash interest, net	543	544

Increases (decreases) in cash resulting from changes in assets and liabilities:

Accounts and notes receivable, prepaid expenses and other assets	2,924	366

Inventories	(16,354)	(6,971)

Accounts payable, accrued liabilities and other liabilities	2,377	(25,646)

Accrued interest	(114)	(75)

Accrued, refundable and deferred income taxes	5,852	4,375

Net cash provided (used) by operating activities	12,807	(3,154)

Cash flows from investing activities:

Purchases of property and equipment, net	(17,605)	(13,510)

Systems development costs	(3,851)	(6,550)

Other, net	(11)	(615)

Net cash used by investing activities	(21,467)	(20,675)

Cash flows from financing activities:

Repayment of long-term debt	(220)	(200)

Advances to affiliates, net	(1,227)	(1,980)

Payment of deferred financing fees	(375)	—

Other, net	(176)	206

Net cash used by financing activities	(1,998)	(1,974)

Cash and temporary cash investments:

Net decrease during the period	(10,658)	(25,803)

Balance, beginning of the period	28,953	51,057

Balance, end of the period	$18,295	$25,254

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

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of July 29, 2000 and the results of operations and cash flows for the 26 weeks ended July 29, 2000 and July 31, 1999.

   Inventories

      The accompanying interim consolidated financial statements have been prepared without physical inventories.

   Cash Flows

      Net cash flows from operating activities reflect cash payments for income taxes and interest of $442,000 and $13,312,000 respectively, for the 26 weeks ended July 29, 2000, and $392,000 and $13,114,000 respectively, for the 26 weeks ended July 31, 1999.

   Total Other Comprehensive Income (Loss)

      Total other comprehensive income (loss) for the 13 and 26 weeks ended July 29, 2000 and July 31, 1999 is as follows (000’s omitted):

	Thirteen Weeks		Twenty-six Weeks

	2000	1999	2000	1999

Net income (loss)	$331	$3,572	$(1,017)	$6,984

Cumulative translation income (loss)	24	(232)	(185)	209

Total comprehensive income (loss)	$355	$3,340	$(1,202)	$7,193

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(2) Credit Facility

      In June 2000, the credit facility was amended providing availability under the working capital commitment of from $50.0 million to 75.0 million based on the Company’s current debt leverage ratio described in the credit facility. As of July 29, 2000 total availability under the credit facility was $50.0 million (less commitments under outstanding letters of credit). The amendment also modified certain covenants, as well as the permitted levels on indebtedness, dividends, investments, and capital expenditures.

(3) Segment Information

      Information on the Company’s reportable segments is as follows (000’s omitted):

	Thirteen Weeks		Twenty-six Weeks

	2000	1999	2000	1999

Net revenue:

Cole Vision	$190,359	$191,354	$396,984	$402,752

Things Remembered	74,115	68,868	124,771	117,269

Consolidated net revenue	$264,474	$260,222	$521,755	$520,021

Operating Income (loss):

Cole Vision	$(962)	$4,061	$8,487	$18,418

Things Remembered	11,887	10,479	9,509	9,138

Total segment operating income	10,925	14,540	17,996	27,556

Unallocated amounts:

Corporate expenses	3,365	1,884	6,972	2,530

Consolidated operating income	7,560	12,656	11,024	25,026

Interest and other expense, net	6,756	6,599	13,505	13,189

Income (loss) before income taxes	$804	$6,057	$(2,481)	$11,837

(4) Reclassifications

      Certain fiscal 1999 amounts have been reclassified to conform with the fiscal 2000 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and results of Operations

      Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

      The following is a discussion of certain factors affecting Cole National Group’s results of operations for the 13 and 26 week periods ended July 29, 2000 and July 31, 1999 (the Company’s second quarter and first six months, respectively). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended January 29, 2000 included in the annual report on Form 10-K.

      Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 29, 2000 is referred to as “fiscal 1999.” The current fiscal year, which will end February 3, 2001, is referred to as “fiscal 2000.”

Results of Operations

      The following table sets forth certain operating information for the second quarter and first six months of fiscal 2000 and fiscal 1999 (dollars in millions):

	Second Quarter			First Six Months

	2000	1999	Change	2000	1999	Change

Net Revenue:

Cole Vision	$190.4	$191.3	(0.5)%	$397.0	$402.7	(1.4)%

Things Remembered	74.1	68.9	7.6	124.8	117.3	6.4

Total net revenue	$264.5	$260.2	1.6%	$521.8	$520.0	0.3%

Gross margin	$176.5	$169.3	4.2%	$347.4	$341.0	1.9%

Operating expenses	159.6	148.2	7.6	317.8	298.7	6.4

Depreciation and amortization	9.3	8.4	11.0	18.6	17.3	7.7

Operating income	$7.6	$12.7	(40.3)%	$11.0	$25.0	(55.9)%

Percentage of Net Revenue:

Gross margin	66.7%	65.1%	1.6	66.6%	65.6%	1.0

Operating expenses	60.3%	57.0%	3.3	60.9%	57.5%	3.4

Depreciation and amortization	3.5%	3.2%	0.3	3.6%	3.3%	0.3

Operating income	2.9%	4.9%	(2.0)	2.1%	4.8%	(2.7)

Number of Retail Locations at the End if the Period:

Cole Licensed Brands	1,106	1,176	(6.0)%

Pearle company-owned	446	462	(3.5)%

Pearle franchised	425	418	1.7%

Total Cole Vision	1,977	2,056	(3.8)%

Things Remembered	788	810	(2.7)%

Total Cole National	2,765	2,866	(3.5)%

      The increase in net revenue for the second quarter and first six months of fiscal 2000 was primarily attributable to increases in consolidated comparable store sales and revenue associated with the MetLife vision care business acquired in October 1999, offset by a reduction in the number of locations, including the closing of all optical departments at Montgomery Ward in December 1999. Changes in comparable store sales by business were:

	Second Quarter	First Six Months

Cole Licensed Brands	5.5%	5.2%

Pearle U.S. company-owned	(2.8%)	(2.0%)

Total Cole Vision	2.5%	2.4%

Things Remembered	8.5%	7.4%

Total Cole National	4.2%	3.7%

Pearle U.S. franchise stores	0.9%	2.3%

Pearle U.S. chain-wide	(0.8%)	0.3%

      Sales at Cole Licensed Brands increased despite the closing of the Montgomery Ward departments. The average selling price at Cole Licensed Brands for the second quarter and first six months was slightly above last year, while the number of transactions was also up slightly even though there were fewer locations. Sales results for the second quarter and first six months at Pearle company-owned stores reflected a decrease in the number of transactions due, in part, to fewer locations. The average transaction increased slightly in the second quarter and first six months. At Things Remembered, the comparable store sales increases for the second quarter and first six months reflected an increase in sales of new merchandise at higher average unit retails and an increase in the number of transactions compared to a year ago.

      The gross margin increase was primarily attributable to the revenue increase at Things Remembered. Gross margin as a percentage of net revenue at Cole Vision improved 1.9 and 1.4 percentage points in fiscal 2000 compared to the second quarter and first six months of last year, respectively. The primary cause for the improvement was the additional revenue associated with the MetLife vision care business. Gross margin as a percentage net revenue at Things Remembered was flat to last year in the second quarter and decreased 0.9 percentage points compared to the first six months in fiscal 1999 reflecting the impact of an aggressive merchandise clearance promotion in the first quarter of this year.

      The unfavorable leverage in operating expenses for the second quarter was primarily attributable to a 1.8 percentage point increase in payroll costs, and a 1.0 percentage point increase in managed vision care costs. The unfavorable leverage for the first six months was primarily attributable to a 2.0 percentage point increase in payroll costs, including a 0.3 percentage point increase from first quarter severance costs, and a 0.5 percentage point increase in managed vision care costs primarily associated with the MetLife vision care business. The leverage loss resulted primarily from the decline in comparable store sales at Pearle company-owned stores, a $1.8 million first quarter charge for severance costs recorded in connection with a personnel reduction at Cole Vision, and increased expenses associated with the Target Optical expansion. The increase in depreciation and amortization was primarily attributable to amortization of systems development costs related to the Pearle manufacturing and merchandise/inventory management system implemented in the third quarter last year and amortization of restricted stock awarded in January 2000.

      The decreases in operating income for the second quarter and first six months compared to the same periods a year earlier were primarily the result of the increases in operating expenses and depreciation and amortization as noted above.

      Net interest and other expense increased slightly for the second quarter and first six months compared to the same periods a year ago. Income tax provisions were recorded in the first six months of fiscal 2000 and fiscal 1999 using the Company’s estimated annual effective tax rates of 59% and 41%, respectively.

      Net income for the second quarter decreased to $0.3 million from $3.6 million for the same period last year. For the first six months of fiscal 2000, net income decreased to a loss of $1.0 million from a profit of $7.0 million for the first six months of fiscal 1999. The decrease was primarily due to the decrease in income from operations, offset in part by the higher effective tax rate on the fiscal 2000 loss.

Recent Developments and Forward-Looking Information

      Primarily as a result of the costs associated with the rapid expansion of Target Optical, the Company expects that third quarter operating results will be below last year’s level.

      Certain sections of this Form 10-Q, including this Management’s Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecasted due to a variety of factors that can adversely affect the Company’s operating results, liquidity and financial condition such as risks associated with the timing and achievement of the continuing restructuring and improvements in the operations of the optical business, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems integration, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company’s business. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company. All forward-looking statements involve risk and uncertainty.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

10.1	Eighth Amendment to the Credit Agreement, dated as of June 9, 2000, among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 to Cole National Corporation's Quarterly Report on Form 10-Q for the period ended July 29, 2000 (File 1-12814)

27	Financial Data Schedule

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

William P. Lahiff, Jr. Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date: September 11, 2000

COLE NATIONAL GROUP, INC.
FORM 10-Q
QUARTER ENDED JULY 29, 2000

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Eighth Amendment to the Credit Agreement, dated as of June 9, 2000, among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 to Cole National Corporation's Quarterly Report on Form 10-Q for the period ended July 29, 2000 (File 1-12814)
27	Financial Data Schedule