Form 10-Q
period 2000-10-28
COLE NATIONAL GROUP INC
filed 2000-12-07
CIK 909492

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 28, 2000, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission file number 33-66342

COLE NATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1744334 (I.R.S. employer identification no.)

5915 Landerbrook Drive Mayfield Heights, Ohio (Address of principal executive offices)	44124 (Zip code)

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

As of November 20, 2000 1,100 shares of the registrant’s common stock, $.01 par value, were outstanding.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED OCTOBER 28, 2000
INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of October 28, 2000 and January 29, 2000	1

	Consolidated Statements of Operations for the 13 and 39 weeks ended October 28, 2000 and October 30, 1999	2

	Consolidated Statements of Cash Flows for the 39 weeks ended October 28, 2000 and October 30, 1999	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	10

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	October 28,	January 29,
	2000	2000

Assets
Current assets:

Cash and temporary cash investments	9,324	$28,953

Accounts receivable, less allowance for doubtful accounts of $5,473 and $7,557, respectively	39,847	41,650

Current portion of notes receivable	4,965	4,917

Inventories	147,059	116,514

Refundable income taxes	836	836

Prepaid expenses and other	7,265	6,942

Deferred income tax benefits	5,391	3,758

Total current assets	214,687	203,570

Property and equipment, at cost	263,586	252,625

Less — accumulated depreciation and amortization	(146,575)	(140,791)

Total property and equipment, net	117,011	111,834

Notes receivable, excluding current portion and less reserves for uncollectible amounts of $4,822 and $4,196, respectively	6,752	10,550

Deferred income taxes and other assets	57,802	60,175

Intangible assets, net	153,118	157,399

Total assets	$549,370	$543,528

Liabilities and Stockholder’s Equity
Current liabilities:

Short-term borrowing	8,500	—

Current portion of long-term debt	332	585

Accounts payable	58,965	58,514

Payable to affiliates, net	59,298	63,589

Accrued interest	7,096	6,090

Accrued liabilities	76,725	70,802

Accrued income taxes	—	178

Total current liabilities	210,916	199,758

Long-term debt, net of discount and current portion	274,247	274,210

Other long-term liabilities	13,166	16,611

Stockholder’s equity	51,041	52,949

Total liabilities and stockholder’s equity	$549,370	$543,528

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 28,	October 30,	October 28,	October 30,
	2000	1999	2000	1999

Net revenue	$255,901	$250,408	$777,656	$770,429

Costs and expenses:

Cost of goods sold	83,450	87,012	257,759	266,012

Operating expenses	158,519	149,268	476,345	447,994

Depreciation and amortization	9,278	9,363	27,874	26,632

Total costs and expenses	251,247	245,643	761,978	740,638

Operating income	4,654	4,765	15,678	29,791

Interest and other (income) expense:

Interest expense	7,035	6,855	20,776	20,441

Interest and other income	(18)	(153)	(254)	(550)

Total interest and other expense, net	7,017	6,702	20,522	19,891

Income (loss) before income taxes	(2,363)	(1,937)	(4,844)	9,900

Income tax provision (benefit)	(1,927)	(794)	(3,391)	4,059

Net income (loss)	$(436)	$(1,143)	$(1,453)	$5,841

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended

	October 28,	October 30,
	2000	1999

Cash flows from operating activities:

Net income (loss)	$(1,453)	$5,841

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	27,874	26,632

Non-cash interest, net	837	799

Increases (decreases) in cash resulting from changes in assets and liabilities:

Accounts and notes receivable, prepaid expenses and other assets	5,020	400

Inventories	(30,545)	(13,968)

Accounts payable, accrued liabilities and other liabilities	(1,663)	(22,378)

Accrued interest	1,006	874

Accrued, refundable and deferred income taxes	4,112	3,513

Net cash provided by operating activities	5,188	1,713

Cash flows from investing activities:

Purchases of property and equipment, net	(23,087)	(21,036)

Systems development costs	(5,567)	(10,980)

Acquisitions of businesses, net	—	(2,281)

Other, net	53	(582)

Net cash used by investing activities	(28,601)	(34,879)

Cash flows from financing activities:

Proceeds from working capital borrowings	8,500	—

Repayment of long-term debt	(281)	(303)

Advances to affiliates, net	(3,623)	5,338

Payment of deferred financing fees	(377)	(281)

Other, net	(435)	148

Net cash provided by financing activities	3,784	4,902

Cash and temporary cash investments:

Net decrease during the period	(19,629)	(28,264)

Balance, beginning of the period	28,953	51,057

Balance, end of the period	$9,324	$22,793

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

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of October 28, 2000 and the results of operations and cash flows for the 39 weeks ended October 28, 2000 and October 30, 1999.

    Inventories

      The accompanying interim consolidated financial statements have been prepared without physical inventories.

    Cash Flows

      Net cash flows from operating activities reflect cash payments for income taxes and interest of $843,000 and $18,934,000 respectively, for the 39 weeks ended October 28, 2000, and $407,000 and $18,767,000 respectively, for the 39 weeks ended October 30, 1999.

    Total Other Comprehensive Income (Loss)

      Total other comprehensive income (loss) for the 13 and 39 weeks ended October 28, 2000 and October 30, 1999 is as follows (000’s omitted):

	Thirteen Weeks		Thirty-Nine Weeks

	2000	1999	2000	1999

Net income (loss)	$(436)	$(1,143)	$(1,453)	$5,841

Cumulative translatoin income (loss)	(271)	(53)	(455)	156

Total comp rehensive income (loss)	$(707)	$(1,196)	$(1,908)	$5,997

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(2)	Credit Facility

      In June 2000, the credit facility was amended to provide availability under the working capital commitment ranging from $50.0 million to 75.0 million based on the Company’s current debt leverage ratio described in the credit facility. As of October 28, 2000, total availability under the credit facility was $50.0 million. The amendment also modified certain covenants, as well as the permitted levels on indebtedness, dividends, investments, and capital expenditures.

(3)	Segment Information

      Information on the Company’s reportable segments is as follows (000’s omitted):

	Thirteen Weeks		Thirty-Nine Weeks

	2000	1999	2000	1999

Net revenue:

Cole Vision	$200,338	$197,219	$597,322	$599,971

Things Remembered	55,563	53,189	180,334	170,458

Consolidated net revenue	$255,901	$250,408	$777,656	$770,429

Income:

Cole Vision	$6,913	$6,622	$15,400	$25,040

Things Remembered	307	270	9,816	9,408

Total segment profit	7,220	6,892	25,216	34,448

Unallocated amounts:

Corporate expenses	2,566	2,127	9,538	4,657

Consolidated operating income	4,654	4,765	15,678	29,791

Interest and other expense, net	7,017	6,702	20,522	19,891

Income (loss) befor eincome taxes	$(2,363)	$(1,937)	$(4,844)	$9,900

(4)	Reclassifications

      Certain fiscal 1999 amounts have been reclassified to conform with the fiscal 2000 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

      The following is a discussion of certain factors affecting Cole National Group’s results of operations for the 13 and 39 week periods ended October 28, 2000 and October 30, 1999 (the Company’s third quarter and first nine months, respectively). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended January 29, 2000 included in the annual report on Form 10-K.

      Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 29, 2000 is referred to as “fiscal 1999.” The current fiscal year, which will end February 3, 2001, is referred to as “fiscal 2000.”

Results of Operations

      The following table sets forth certain operating information for the third quarter and first nine months of fiscal 2000 and fiscal 1999 (dollars in millions):

	Third Quarter			First Nine Months

	2000	1999	Change	2000	1999

Net reveunue:

Cole Vision	$200.3	$197.2	1.6%	$597.4	$599.9

Things Remembered	55.6	53.2	4.5	180.3	170.5

Total net revenue	$255.9	$250.4	2.2%	$777.7	$770.4
Gross margin:	$172.5	$163.4	5.5%	$519.9	$504.4

Operating expenses	$158.5	$149.2	6.2	$476.3	448.0

Depreciation and amortization	$9.3	$9.4	(0.9)	$27.9	26.6

Operating income	$4.7	$4.8	(2.3)%	$15.7	$29.8

Percentage of net revenue:

Gross margin	67.4%	65.3%	2.1	66.9%	65.5

Operating expenses	62.0	59.7	2.3	61.3	58.1

Depreciation and amortization	3.6	3.7	(0.1)	3.6	3.5

Operating income	1.8%	1.9%	(0.1)	2.0%	3.9

Number of retail locations at the end of the period:

Cole Licensed Brands	1,161	1,199

Pearle company-owned	444	455

Pearle franchised	423	412

Total Cole Vision	2,028	2,066

Things Remembered	794	811

Total Cole National	2,822	2,877

      The increase in net revenue for the third quarter and first nine months of fiscal 2000 was primarily attributable to increases in consolidated comparable store sales and revenue associated with the MetLife vision care business acquired in October 1999. These increases were partially offset by a reduction in the number of locations, including the closing of all optical departments at Montgomery Ward in December 1999, and by $1.4 million of revenue in fiscal 1999 from the sale of rights under various franchise and other agreements for 13 franchise stores. Changes in comparable store sales by business were:

	Third Quarter	First Nine Months

Cole Licensed Brands	2.2%	4.2%

Pearle U.S. company-owned	6.4%	0.7%

Total Cole Vision	3.4%	2.8%

Things Remembered	4.0%	6.3%

Total Cole National	3.5%	3.6%

Pearle U.S. franchise stores	5.0%	3.2%

Pearle U.S. chain-wide	5.6%	2.0%

      At Cole Licensed Brands, an increase in the average selling price for the third quarter and first nine months was nearly offset by a decrease in number of units sold, primarily from closing the Montgomery Ward departments. At Pearle company-owned stores, third quarter sales benefited from an increase in both average transaction amount and number of transactions compared to the same period last year. Both measures reflected improvement from first half results. For the first nine months, the average transaction increase at Pearle was offset by a decrease in the number of transactions. At Things Remembered, the comparable store sales increases for the third quarter and first nine months reflected an increase in sales of new merchandise at higher average unit retails, partially offset by a third quarter decrease in the number of transactions.

      The gross margin dollar increase for the third quarter was attributable to the revenue increase at Pearle and Things Remembered, the additional revenue associated with the MetLife vision care business and an improvement in gross margin as a percentage of net revenue. The improvement in gross margin rate was a result of higher average selling prices in the optical businesses, the additional MetLife vision care revenue and productivity gains at Things Remembered. At Cole Vision, gross margin rate improved 2.7 and 1.7 percentage points in fiscal 2000 compared to the third quarter and first nine months of last year, respectively. At Things Remembered, gross margin rate increased 0.4 percentage points to last year in the third quarter. Gross margin rate at Things Remembered decreased 0.5 percentage points to last year in the first nine months reflecting the impact of an aggressive merchandise clearance promotion in the first quarter of this year.

      The operating expense increases for the third quarter and first nine months were due primarily to increases in staffing for improved service levels in the optical businesses, increases in expenses associated with the rapid expansion of Target Optical and increases in managed vision care costs (primarily associated with the MetLife vision care business). A decline in comparable store sales at Pearle company-owned stores during the first six months this year also impacted the nine-month leverage loss. The impact of a $1.8 million first quarter 2000 charge for severance costs recorded in connection with a personnel reduction at Cole Vision was offset by a similar charge in third quarter 1999. Payroll costs as a percentage of net revenue increased 1.4 percentage points for the third quarter and 1.6 percentage points for the first nine months compared to the same periods a year ago. Managed vision care costs increased 0.6 percentage points for the third quarter and first nine months compared to those same periods last year.

      The increase in depreciation and amortization for the first nine months of fiscal 2000 compared to the same period last year was primarily attributable to amortization of systems development costs related to the Pearle manufacturing and merchandise/inventory management system implemented in the third quarter last year.

      Operating income was essentially flat to last year, an improvement from first and second quarter results, attributable in large part to the sales improvement at Pearle. The decrease in operating income for the first nine months compared to the same period last year was primarily the result of the increases in operating expenses and depreciation and amortization as noted above.

      The increase in interest and other (income) expense for the third quarter and first nine months compared to the same periods a year ago reflected increased interest expense from seasonal borrowing and less income due to reduced short-term investments. Income tax provisions were recorded in the first nine months of fiscal 2000 and fiscal 1999 using the Company’s estimated annual effective tax rates of 70% and 41%, respectively. At the end of third quarter, the Company reassessed its estimate of the annual effective tax rate for fiscal 2000 increasing the rate from the previous estimate of 59%.

      The net loss for the third quarter decreased to $0.4 million from $1.1 million for the same period last year. For the first nine months of fiscal 2000, net income decreased to a loss of $1.5 million from a profit of $5.8 million for the first nine months of fiscal 1999.

Outlook and Foward - Looking Information

      The Company expects significant improvement in its earnings for the fourth quarter of fiscal 2000, compared to the same period a year ago, due to improved sales and gross margin performance this year at Cole Vision and elimination of extra advertising expenditures at Pearle that were not productive last year. Achieving such results is, of course, subject to the usual holiday season sales risk at Things Remembered and other factors outlined in the next paragraph.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to market risk from changes in foreign currency exchange rates, which could impact its results of operations and financial condition. Foreign exchange risk arises from the Company’s exposure to fluctuations in foreign currency exchange rates because the Company’s reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible.

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

William P. Lahiff, Jr.

Vice President and Controller

(Duly Authorized Officer and Principal

Accounting Officer)

Date: December 7, 2000

COLE NATIONAL GROUP, INC.
FORM 10-Q
QUARTER ENDED OCTOBER 28, 2000

EXHIBIT INDEX

Exhibit Number	Description

27	Financial Data Schedule