Form 10-K
period 2001-02-03
COLE NATIONAL GROUP INC
filed 2001-05-03
CIK 909492

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 3, 2001, or

__	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission file number 33-66342

COLE NATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1744334 (I.R.S. employer identification no.)

5915 Landerbrook Drive, Mayfield Heights, Ohio (Address of principal executive offices)	44124 (Zip code)

Registrant’s telephone number, including area code:	(440) 449-4100

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

As of March 28, 2001, 1,100 shares of the registrant’s common stock, $.01 par value, were outstanding.

Documents incorporated by reference: None

PART I

Item 1. Business

General

      Cole National Group, Inc., a wholly owned subsidiary of Cole National Corporation, was incorporated as a Delaware corporation in July 1993 as a successor to companies that began approximately 60 years ago. Cole National Group is a leading provider of vision care products and services, managed vision care programs and personalized gifts with 2,813 retail locations in 50 states, Canada and the Caribbean. References herein to the “Company” include Cole National Group, its direct and indirect subsidiaries, and its predecessor companies. The Company’s vision care products, services and programs are offered through retail locations branded “Pearle Vision”, “Sears Optical”, “Target Optical” and “BJ’s Optical Department” and through Cole Managed Vision , collectively referred to herein as Cole Vision. Personalized gifts are offered through retail locations, e-commerce and catalogs by Things Remembered. The Company believes that, based on industry data, it is one of the largest retail optical companies in the world and operates the only nationwide chain of personalized gift stores. The Company differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations.

Cole Vision

      Cole Vision contributed 74% of Cole National Group’s net revenue in fiscal 2000 with 2,029 company-owned and franchised retail locations throughout the United States, Canada and the Caribbean as of February 3, 2001. The Cole Managed Vision programs provide vision care benefits to participants through access to a network of company-owned, franchised and third-party optical locations.

Cole Licensed Brands

      Cole Licensed Brands operates principally under the “Sears Optical”, “Target Optical” and “BJ’s Optical Department” names. As of February 3, 2001, Cole Licensed Brands operated 1,164 retail locations in 47 states and Canada, including 810 departments on the premises of Sears department stores, 104 departments in BJ’s Wholesale Club stores, 117 departments in Target stores, and 133 freestanding stores operated under the name “Sears Optical”. Retail locations are generally operated under a lease or license arrangement through which the host store collects the sales receipts, retains an agreed upon percentage of sales and remits the remainder on a weekly or monthly basis.

      Locations are, in most cases, full-service retail eyecare stores offering brand name and private label prescription eyeglasses, contact lenses and accessories, with an on-premises doctor of optometry who performs complete eye examinations and prescribes eyeglasses and contact lenses. Most optical departments, which are typically 1,000 square feet in size, operate with a doctor of optometry, a department manager, and a support staff of from one to seven depending on store sales volume. The majority of the doctors of optometry are independent, as is often required by state law, with the remainder being employed. The independent doctors sublease space and equipment from Cole Licensed Brands where permitted by law, or from the host, and retain their examination fees.

      Each of the United States retail locations is computer linked to six centralized manufacturing laboratories, which grind, cut and fit lenses to order and ship them to the stores. The Canadian retail locations have manufacturing done at a centralized manufacturing laboratory located near Toronto. Next day delivery is provided on most of the eyewear offered when requested by customers. All of the frames and lenses used in its eyeglasses are purchased from outside suppliers, both in the United States and several foreign countries.

      A variety of marketing and promotional efforts, primarily host advertising, newspaper, direct mail, magazines and yellow pages are used to build and maintain its customer base. Host advertising includes the placement of promotional material within sales circulars or credit card billings sent out by the host store to its customers.

Pearle

      At February 3, 2001, Pearle’s operations consisted of 439 company-owned and 426 franchised stores located in 44 states, Canada, and the Caribbean. Most Pearle stores operate in either an “Express” or “Mainline” store format. Express stores contain a full surfacing lab that can manufacture most glasses in approximately one hour. Mainline stores can manufacture over 50% of prescriptions on-site in approximately one hour. Other prescriptions are sent to the central laboratory in Dallas. At February 3, 2001, 280 of the company-owned stores and 121 of the franchised stores were Express, with the balance being Mainline.

      The Express stores typically are located in high traffic freestanding, strip centers and mall locations with most stores averaging 3,000 square feet. The Express stores are usually staffed with two managers and a support staff of four to eight associates. Mainline stores have an average size of 1,700 square feet and are also located in freestanding buildings, or in smaller strip or regional centers. Mainline stores are usually staffed with one manager and two to three associates. Most Pearle stores have a doctor of optometry on site with approximately 80% leasing space from Pearle on an independent basis and the remaining being direct employees of Pearle.

      Pearle’s marketing strategy employs a wide range of media at both the national and local levels. The franchised and company-owned stores each contribute a percentage of revenues to Pearle’s marketing budget with a significant amount of Pearle’s marketing expenditures devoted to television. Pearle’s brand positioning of high quality eyecare products and services has been reinforced by an advertising and promotions program, which includes Pearle’s advertising slogans: Nobody Cares More for Eyes More Than Pearle, The Doctor Is In and IndividualEyes.

      Pearle operates a central lab and distribution center in Dallas that inventories and distributes a comprehensive product line, including frames, eyeglass lenses, contact lenses, optical supplies and eyewear accessories to company-owned and franchised locations.

      Pearle has maintained a franchise program since 1980. Most of the franchised stores are single franchise operations, with no franchisee operating more than ten stores. Each franchisee is required to enter into a franchise agreement requiring payment of an initial franchise fee. The term of the typical franchise agreement is equal to the earlier of ten years or the expiration or termination of the underlying base lease. Royalty and advertising contributions typically are based on a percentage of the franchisee’s gross revenues from the retail operation, excluding non-surgical professional fees and third party revenues. The total monthly advertising contribution is distributed between Pearle’s system-wide advertising fund and the local co-op market advertising fund. Franchisees are generally eligible to participate in Cole Vision’s managed vision care programs.

Cole Managed Vision

      Cole Vision’s managed vision care programs provide comprehensive eyecare benefits primarily marketed directly to large employers, HMO’s and other organizations. Its Vision One discount program gives plan sponsors the opportunity to offer their members a group discount at locations within Cole’s managed vision care network with minimal direct cost to the plan sponsor. It also offers enhanced programs to plan sponsors to provide their members with prepaid eye examinations, as well as pricing discounts or funded materials benefits.

      Cole Managed Vision’s panel of providers has 6,600 practitioners and includes a network of company-owned retail locations, franchised locations, chains and independents. Cole Managed Vision programs generated approximately 35% of Cole Vision’s revenues in fiscal 2000.

Things Remembered

      Things Remembered contributed 26% of the Company’s net revenue in fiscal 2000. As of February 3, 2001, Things Remembered operated 784 stores and kiosks generally located in large, enclosed shopping malls located in 46 states. Each location carries a wide assortment of engravable items and provides “while you shop” personalization services for any occasion including holiday, business and special occasion gift events. Engraving is offered for items purchased at the store as well as for items purchased elsewhere.

      Merchandise sold at Things Remembered stores consists of a broad selection of moderately priced gift categories and items at prices generally ranging from $15 to $150. The gift offering includes writing instruments, clocks, music boxes, picture frames and albums, executive desk sets and accessories, ID bracelets, glassware, lighters, keys and key rings, door knockers and Christmas ornaments. Things Remembered features brand name merchandise as well as higher margin private label merchandise. At some locations computer-controlled embroidery equipment is utilized for the personalization of merchandise, such as throws, sweaters, bathrobes, jackets, baseball caps, towels and baby blankets. These softgoods are also available in most of Things Remembered’s other locations with personalization services provided from a central fulfillment facility.

      At February 3, 2001, Things Remembered locations consisted of 445 stores and 339 kiosks. The typical store consists of about 1,300 square feet, while kiosks, which are units generally located in the center of the common mall area, are typically 200 square feet in size.

      Things Remembered locations are usually operated by one or two employees during non-peak periods and up to 15 employees during the peak Christmas season. Locations typically employ a store manager on a full-time basis, an assistant store manager on a full or part-time basis and the balance of employees are part-time sales associates.

      Nearly all locations are equipped with computerized engravers and key duplicating machines. Many stores also have equipment for etching glassware items. All locations are equipped with point-of-sale terminals.

      Most of Things Remembered’s store merchandise is shipped through its centralized warehouse and distribution facility located near Youngstown, Ohio. The warehouse utilizes a computerized carousel system to automate the process of locating merchandise needed to fill store orders. Systems and support are also provided to handle e-commerce, catalog and direct mail fulfillment.

Host Relationships

      The Company believes it has developed excellent relationships with the host stores in which Cole Licensed Brands operates. The Company has maintained its relationships in the optical business with Sears for over 40 years. Although leases and licenses with major hosts are terminable upon relatively short notice, Cole Licensed Brands has never had a lease terminated other than in connection with a store closing, relocation or major remodeling.

Purchasing

      The merchandise, supplies and component parts required for the various products sold by the Company are purchased from a large number of suppliers and manufacturers and are generally readily available. In most cases, such purchases are not made under long-term contracts. The Company believes that the loss of any one supplier or manufacturer should not have a material adverse effect on its operations.

Competition

      The Company operates in highly competitive businesses. Cole Vision competes with other optical companies, private ophthalmologists, optometrists and opticians and HMOs and other managed vision care companies in a highly fragmented marketplace on the basis of the patient service it provides, as well as price and product quality. In addition, Pearle competes on the basis of its highly recognized brand name and one-hour express service. The Company believes that, based on industry data, Cole Vision is one of the largest optical retail companies in the world. Although Things Remembered operates the only nation-wide chain of gift stores offering “while you shop” gift engraving, key duplicating, glass etching and monogramming, as well as related merchandise, it competes with many other retailers that sell gift items. Things Remembered competes with such other retailers primarily on the basis of the value-added point of sale services, as well as price and product quality. Some competitors have greater financial resources than the Company.

Employees

      As of February 3, 2001, the Company and its subsidiaries had approximately 9,500 full-time and 4,300 part-time employees. During October, November and December, the Company employs additional full- and part-time employees. In fiscal 2000, approximately 4,000 additional employees were employed during such period, with the total number of employees peaking at nearly 18,000. Approximately 140 employees at certain Pearle locations are represented by labor unions. The Company considers its present labor relations to be satisfactory.

Item 2. Properties

      The Company leases its executive offices in Mayfield Heights, Ohio.

      On January 19, 2001, the Company completed a third party sale and leaseback of its office facility in Twinsburg, Ohio, which comprises approximately 175,000 square feet of space. The lease expires in 2019 and includes two options to renew for ten-year terms. Cole Vision’s home office functions moved to this facility in 1998.

      All Cole Licensed Brands retail locations are leased or operated under a license with the host store, and none of the individual retail locations is material to operations. Leases for departments operated in Sears stores and freestanding stores operated under the name “Sears Optical” are generally for terms of 90 days and five years, respectively.

      Cole Licensed Brands leases six optical laboratories, located in Columbus, Ohio; Knoxville, Tennessee (two labs); Memphis, Tennessee; Salt Lake City, Utah; and Richmond, Virginia, pursuant to leases expiring (including renewal options) in between 2001 and 2017. A three year extension of the lease expiring in 2001 was recently negotiated.

      Pearle leases most of their retail stores under noncancelable operating leases with terms generally ranging from five to ten years and which generally contain renewal options for additional periods. Pearle is the principal lessee on a majority of stores operated by franchisees who sublease the facilities from Pearle.

      Pearle owns its Dallas Support Center, which comprises approximately 129,000 square feet of laboratory and distribution facilities. An adjoining office facility no longer used for operations was sold in April 2001. Pearle also owns a small headquarters and laboratory in Puerto Rico.

      Cole Vision also leases a home office, an optical laboratory and a distribution facility, near Toronto, Ontario for its Canadian operations pursuant to leases expiring in 2004.

      Leases for Things Remembered stores and kiosks are generally for terms of ten and five years, respectively. In 1999, Things Remembered’s home office functions moved into a leased facility in Highland Heights, Ohio. In December 1998, Things Remembered completed a third party sale and leaseback of its 210,000 square foot warehouse and distribution center located near Youngstown, Ohio. The lease expires in 2013 and includes three options to renew for five-year terms.

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

      The covenants in certain debt instruments to which the Company and certain of its subsidiaries are parties restrict the ability of the Company and such subsidiaries to make distributions to Cole National Corporation orthe Company, respectively. A credit facility to which the Company and its subsidiaries are parties permits payment of dividends by the Company’s subsidiaries to the Company annually of up to $8.0 million plus 0.25% of the net annual sales of the Company’s subsidiaries to meet expenses of the Company or Cole National Corporation, together with amounts necessary to pay principal and interest on the Company’s 8-5/8% Senior Subordinated Notes due 2007 and 9-7/8% Senior Subordinated Notes due 2006 and to meet tax obligations. In addition, dividends of up to $20.0 million are permitted to repurchase the 8-5/8% Notes and/or 9-7/8% Notes.

      So long as no default or event of default has occurred under the indentures relating to the 8-5/8% Notes and/or the 9-7/8% Notes and the Company has met a specified fixed charge coverage ratio test, payments of dividends to Cole National Corporation of amounts contributed by Cole National Corporation to the equity of the Company subsequent to September 30, 1993, plus up to one-half of the consolidated net income of the Company since October 31, 1993 are permitted. No dividends were paid during 2000, 1999 or 1998.

Item 6. Selected Financial Data

      Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

      Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 3, 2001 is referred to as “fiscal 2000.” Fiscal 2000 consisted of a 53-week period, fiscal 1999 and fiscal 1998 each consisted of 52-week periods.

      The Company has two reportable segments: Cole Vision, which accounted for 74% of total revenue in fiscal 2000, and Things Remembered, which accounted for 26% of total revenue in fiscal 2000. Most of Cole Vision’s revenue represents sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle retail locations. Cole Vision’s revenue also includes sales of merchandise to franchisees, royalties based on sales, interest income on notes receivable and initial franchise fees from franchisees and fees from managed vision care programs. Things Remembered’s revenue represents sales of engravable gift merchandise and personalization and other services primarily through retail stores and kiosks. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of reportable segments.

Results of Operations

      The following is a discussion of the results of continuing operations for the three fiscal years ended February 3, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. The following table sets for the certain operating information for each period (dollars in millions):

	Fiscal Year			Change

				2000 vs.	1999 vs.
	2000	1999	1998	1999	1998

Net revenue:

Cole Vision	$800.5	$779.0	$803.6	2.8%	(3.1)%

Things Remembered	275.9	258.6	241.9	6.7	6.9

Total net revenue	$1,076.4	$1,037.6	$1,045.5	3.7%	(0.8)%

Gross margin	$720.8	$674.9	$678.0	6.8%	(0.5)%

Operating expenses	649.3	601.8	584.9	7.9	2.9

Depreciation and amortization	37.4	38.5	32.8	(2.9)	17.3

Restructuring and other unusual charges	—	—	7.9	—	(100.0)

Operating income	$34.1	$34.6	$52.4	(1.3)%	(34.0)%

Percentage of net revenue:

Gross margin	67.0%	65.0%	64.8%	2.0	0.2

Operating expenses	60.3	58.0	55.9	2.3	2.1

Depreciation & amortization	3.5	3.7	3.1	(0.2)	0.6

Restructuring and unusual charges	—	—	0.8	—	(0.8)

Operating income	3.2%	3.3%	5.0%	(0.1)	(1.7)

Number of retail locations at the end of the period:

Cole Licensed Brands	1,164	1,056	1,186

Pearle company-owned	439	454	471

Pearle franchised	426	416	409

Total Cole Vision	2,029	1,926	2,066

Things Remembered	784	796	818

Total Cole National	2,813	2,722	2,884

Comparable store sales growth:

Cole Licensed Brands (U.S.)	3.7%	(2.7)%	2.9%

Pearle company-owned (U.S.)	2.0	(5.5)	(1.5)

Total Cole Vision	3.1	(3.5)	1.6

Things Remembered	5.4	7.2	7.4

Total Cole National	3.7%	(0.8)%	3.1%

Pearle U. S. Franchise stores	3.3%	0.4%	3.0%

Pearle U. S. chain-wide	2.7%	(2.4)%	0.9%

Fiscal 2000 Compared to Fiscal 1999

      The increase in net revenue for fiscal 2000 was primarily attributable to increases in consolidated comparable store sales, the 53rd week (approximately $18.5 million), revenue associated with the MetLife vision care business acquired in October 1999 and Target Optical expansion. These increases were partially offset by the closing of poor performing stores at Pearle and Things Remembered and the closing of 150 optical departments at Montgomery Ward in December 1999. See Note 2 of the Notes to Consolidated Financial Statements for further discussion of the closing of the Montgomery Ward departments.

      At Cole Licensed Brands and Pearle company-owned stores, the comparable store sales increases primarily reflected increases in the average selling price. The number of transactions at Cole Licensed Brands was even with last year, notwithstanding the closing of the Montgomery Ward departments. At Pearle company-owned stores, the average transaction increase was partially offset by a decrease in the number of transactions during the first half of the year. At Things Remembered, the comparable store sales increase reflected an increase in sales of new merchandise at higher average unit retails.

      The gross margin dollar increase was attributable to the revenue increase at Pearle and Things Remembered, the additional revenue associated with the MetLife vision care business and an improvement in gross margin as a percentage of net revenue. The improvement in the gross margin rate was primarily the result of higher average selling prices in the optical businesses. Other factors in the improvement were additional MetLife vision care revenues, the resolution of problems experienced during 1999’s integration of new manufacturing and merchandise/inventory management systems at Pearle and 1999’s inventory write-off due to the closing of the Ward Optical departments. At Cole Vision, the gross margin rate improved 2.5 percentage points in fiscal 2000 compared to fiscal 1999. The gross margin rate at Things Remembered decreased 0.3 percentage points to last year reflecting the impact of an aggressive merchandise clearance promotion in the first quarter of fiscal 2000.

      The operating expense increase for fiscal 2000 was due primarily to increases in staffing for improved service levels in the optical businesses, increases in expenses associated with the 53rd week (which will not recur in fiscal 2001) and the Target Optical expansion (which will continue in fiscal 2001), increases in managed vision care costs (primarily associated with the MetLife vision care business) and increases in incentive bonus expense due to improved performance at Cole Vision. As a percentage of net revenue, operating expenses lost leverage this year because payroll costs increased 2.0 percentage points compared to a year ago for the reasons discussed above. A decline in comparable store sales at Pearle company-owned stores during the first six months of fiscal 2000 and a $1.8 million first quarter 2000 charge for severance costs recorded in connection with a personnel reduction at Cole Vision also impacted the comparison

      The decrease in depreciation and amortization for fiscal 2000 compared to fiscal 1999 was primarily attributable to the severance charge in 1999 and lower charges in 2000 than a year ago to recognize asset impairments in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. These reductions were partially offset by additional amortization of systems development costs this year related to the Pearle manufacturing and merchandise/inventory management system implemented in the third quarter of fiscal 1999 and by additional compensation amortization for restricted stock awarded in January 2000.

      Operating income in fiscal 2000 was slightly below fiscal 1999 reflecting improved operating results at both Cole Vision and Things Remembered offset by increased Corporate expenses and the first quarter severance costs. The operating income at Cole Vision improved despite absorbing increased losses associated with the Target Optical start up and store opening program.

      Interest and other (income) expense increased compared to fiscal 1999 because of increased interest expense from seasonal borrowing and less income from temporary cash investments.

      The effective income tax rate was 69.8% in fiscal 2000 compared to 47.4% in fiscal 1999. The rates reflect the significant impact of non-deductible amortization of goodwill and unearned compensation in both years. A more complete discussion of income taxes is included in Note 7 of the Notes to Consolidated Financial Statements.

Fiscal 1999 Compared to Fiscal 1998

      The softness in consolidated net revenue for fiscal 1999 was primarily attributable to the decrease in consolidated comparable store sales at Cole Vision. Sales at Cole Licensed Brands have been negatively impacted by a competitive promotional environment. Licensed Brands’ response, which began at the end of the second quarter, produced an improvement in the second half sales trend as comparable store sales were nearly flat to last year. Sales this year at Pearle have also been impacted by the competitive promotional environment and Pearle’s focus, earlier in the year, on long-term, brand-building in its advertising campaign, as well as operating and systems integration issues that the Company is addressing. Pearle refocused its marketing efforts to become more promotional beginning in the second quarter of fiscal 1999. Pearle achieved some improvement in comparable store sales trends during the fourth quarter. Pearle’s comparable store sales for the fourth quarter of fiscal 1999 were a negative 3.0%, as compared to a negative 5.5% full-year comparable store sales. The sales decrease at Cole Vision reflected a lower average selling price for spectacles and contact lenses due primarily to more promotional pricing. At Things Remembered, the comparable store sales increase reflected increased sales of additional personalization and new merchandise at higher average unit retails, along with the benefits from marketing directly to its existing customer base. The total number of transactions at Things Remembered was slightly behind a year ago. During the fiscal year, the Company (including franchised locations) opened a total of 115 new locations and closed 277 locations, including 150 optical departments located in Montgomery Ward stores.

      The gross margin dollar improvement in fiscal 1999 compared to fiscal 1998 was primarily attributable to increased revenue at Things Remembered and inventory markdowns at Pearle in 1998, partially offset by lower revenue at Cole Vision. Excluding the 1998 inventory markdowns at Pearle, gross margin at Cole Vision declined 0.8 percentage points to 62.9% in fiscal 1999 and consolidated gross margins were 65.0% and 65.4% in fiscal 1999 and fiscal 1998, respectively. The lower gross margin at Cole Vision was primarily due to the impact of more promotional pricing and lower margins on contact lenses. In addition, the integration of new manufacturing and merchandise/inventory management systems with Pearle’s existing warehouse management system resulted in manufacturing and distribution inefficiencies that led to increased costs and lost sales in the third and fourth quarters of fiscal 1999. Gross margin at Things Remembered improved 0.4 percentage points to 71.4% in fiscal 1999, benefiting from increased sales of additional personalization and higher margins from new products.

      The unfavorable leverage in operating expenses for the fiscal year was primarily attributable to a 1.0 percentage point increase in payroll costs, a 0.9 percentage point increase in managed vision care costs and a 0.2 percentage point increase in net advertising expenditures. The unfavorable payroll leverage was primarily due to the comparable store sales decrease at Cole Vision and staffing increases in managed vision care, partly offset by payroll leverage gains on the sales increase at Things Remembered. The increase in managed vision care expenses was primarily attributable to growth in call and claims volumes associated with increases in sponsor-funded programs. The unfavorable advertising leverage was due to increased advertising at Cole Licensed Brands in response to the competitive pricing environment, partly offset by reduced spending at Pearle. Depreciation and amortization expense increases were attributable to increases in amortization of systems development and software costs, plus certain charges to recognize asset impairments.

      The decrease in income from operations was primarily the result of the decrease in net revenue and the increases in operating expenses and depreciation and amortization. Interest and other income includes the recognition of $6.0 million of income in fiscal 1998 from a nontaxable cash settlement with the former owner of Pearle. Excluding the Pearle settlement, net interest and other expense in fiscal 1999 decreased slightly from fiscal 1998.

      Net interest expense and other income for fiscal 1999 of $26.7 million increased $5.6 million compared to fiscal 1998. The increase was primarily attributable to the recognition of $6.0 million of other income in the third quarter of fiscal 1998 from cash received in the non-taxable settlement of certain contingencies related to several claims against and indemnifications from the former owner of Pearle. Excluding this settlement, net interest expense decreased by $0.4 million, primarily due to increased interest income.

      The effective income tax rate was 47.4% in fiscal 1999 and 38.2% in fiscal 1998. The income tax provision for fiscal 1998 includes $7.4 million of income tax benefits related to the charges for restructuring and other unusual items. The effective rate on income excluding these charges and the $6.0 million settlement included in other income was 41.0% in fiscal 1998. The effective income tax rates reflect the significant impact of non-deductible amortization of goodwill in both years.

Restructuring, Business Integration and Other Unusual Charges

      In 1998, the Company began implementation of a restructuring plan and recorded a net pretax charge of $13.1 million related to restructuring of its Pearle business along with other unusual charges. The net pretax charge consisted of charges associated with the restructuring of $13.9 million, a reversal of previously established restructuring accruals of $12.3 million and other unusual charges totaling $11.5 million.

      The restructuring charge of $13.9 million relates to changes made to the Pearle operating model and structure of the home office organization. Consultants conducted market research and helped develop and implement changes to Pearle’s marketing message, merchandise offerings and presentation, store locations, organizational structure and other operational opportunities. In addition, home office facilities and personnel, including Cole Managed Vision Care administration and systems were relocated and consolidated into one central facility. The results of these efforts resulted in charges for inventory writedowns related to products that will no longer be carried, severance and hiring costs primarily related to home office organizational changes, consolidation of the home office facilities, including the write-off of fixed assets at the old facilities, consultant fees and changing the Pearle brand message through signing, production and other costs. The charge related to the inventory writedown of $5.2 million was reflected in cost of sales in accordance with EITF No. 96-9.

      As part of a revised plan, which was approved by the Board of Directors in March 1999, it was determined that certain stores originally identified for closure would either remain open or be closed at a lower cost than originally estimated. The revised plan was to close 26 stores, of which nine were identified in the original store closing plan, over the next 12 months and remove surfacing equipment from full service labs of 226 stores over the next six to eighteen months. As a result of the revised plan, the expected cost of closure was $1.0 million, requiring a reversal of $12.3 million of the previous accrual, originally established in 1996. The primary reasons for the significant reduction in the accrual were the passage of time of not closing stores earlier, many of the stores now will be closed at the end of their lease terms, and the shift in strategy in that only surfacing equipment would be removed from full-service stores as opposed to the original plan of completely removing labs.

      In fiscal 1999, the Company determined that it no longer planned to remove any labs from Pearle stores. Since there were no costs accrued at January 30, 1999 related to closing of any in-store labs, this revision had no effect on the restructuring reserves in fiscal 1999.

      For the restructuring charge recorded in 1998 approximately $5.8 million represented non-cash charges and $8.0 million represented cash outlays through January 29, 2000. At January 29, 2000 and February 3, 2001, there were no balances remaining in the restructure reserves.

      The unusual charges in fiscal 1998 related to the writeoff of $8.8 million associated with the abandonment of previously capitalized system development costs (including $1.9 million of incurred costs that will be paid in the first half of fiscal 1999) and $2.7 million primarily related to restricted stock issued to two senior executive officers.

      Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the restructuring, business integration and other unusual items.

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

      In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition. The Company adopted the provisions of this bulletin in fiscal 2000. The adoption did not impact the Company’s recognition of revenue in fiscal 2000.

Forward-Looking Information

      The Company’s management has stated that it expects its strong emphasis on becoming better retailers to have an ongoing positive impact on the Company’s results in fiscal 2001, enabling the Company to continue the earnings turnaround that began with fiscal fourth quarter 2000. While we expect first quarter 2001 operating earnings to improve compared to the first quarter last year, we do not expect the first quarter’s comparable store sales to be as strong as in the fourth quarter 2000. During first quarter 2000, sales were stimulated by highly promotional activities at Pearle and Things Remembered which were not repeated this year. Nevertheless, management expects net income will more than double in fiscal 2001 from fiscal 2000, even after taking into account the significant losses associated with the Target expansion program and the absence of a 53rd week. Achieving these results assumes, among other things, that the current economic environment does not worsen.

      Certain sections of this Form 10-K Report, including this Management’s Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect operating results, liquidity and financial condition, such as risks associated with the timing and achievement of improvements in the operations of the optical business, the success of new store openings and the rate at which new stores achieve profitability, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the business. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting Cole National Group. All forward-looking statements involve risk and uncertainty.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2)	Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules filed as part of this Form 10-K for Cole National Group and its consolidated subsidiaries are located as set forth in the index on page F-1.

(a)(3)	Exhibits

See Exhibit Index on pages X-1 through X-3.

(b)	Reports on Form 8-K

No reports on Form 8-K have been filed by the Registrant during the quarter ended February 3, 2001.

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

COLE NATIONAL GROUP, INC.

May 3, 2001	By:	/s/	William P. Lahiff, Jr.

William P. Lahiff, Jr.
Senior Vice President and Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

* Jeffrey A. Cole	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	May 3, 2001

* Larry Pollock	President and Chief Operating Officer and Director	May 3, 2001

* Thomas T.S. Kaung	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 3, 2001

/s/ William P. Lahiff, Jr. William P. Lahiff, Jr.	Senior Vice President and Controller (Principal Accounting Officer)	May 3, 2001

* Timothy F. Finley	Director	May 3, 2001

* Irwin N. Gold	Director	May 3, 2001

* Peter V. Handal	Director	May 3, 2001

* Charles A. Ratner	Director	May 3, 2001

* Walter J. Salmon	Director	May 3, 2001

* The undersigned, by signing his name hereto, does sign and execute this report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of Cole National Group, Inc. and which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

/s/William P. Lahiff, Jr. William P. Lahiff , Jr., Attorney-in-Fact

All financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF COLE NATIONAL GROUP, INC.:

We have audited the accompanying consolidated balance sheets of Cole National Group, Inc. (a Delaware corporation) and Subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, cash flows and stockholder’s equity and comprehensive income for each of the three years in the period ended February 3, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cole National Group, Inc. and Subsidiaries as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  March 26, 2001.

COLE NATIONAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	February 3,	January 29,
	2001	2000

Assets Current assets:

Cash and cash equivalents	$36,725	$28,953

Accounts receivable, less allowance for doubtful accounts of $7,348 in 2000 and $7,557 in 1999	40,429	41,650

Current portion of notes receivable	4,272	4,917

Inventories	122,238	116,514

Refundable income taxes	571	836

Prepaid expenses and other	15,188	6,942

Deferred income tax benefits	2,009	3,758

Total current assets	221,432	203,570

Property and equipment, at cost	268,742	252,625

Less — accumulated depreciation and amortization	(145,723)	(140,791)

Total property and equipment, net	123,019	111,834

Notes receivable, excluding current portion, less reserves for uncollectible amounts of $4,537 in 2000 and $4,196 in 1999	6,573	10,550

Deferred income tax benefits and other assets	57,422	60,175

Intangible assets, net	151,588	157,399

Total assets	$560,034	$543,528

Liabilities and Stockholder’s Equity Current liabilities:

Current portion of long-term debt	$49	$585

Accounts payable	55,644	58,514

Payable to affiliates, net	81,789	63,589

Accrued interest	6,337	6,090

Accrued liabilities	75,654	70,802

Accrued income taxes	502	178

Total current liabilities	219,975	199,758

Long-term debt, net of discount and current portion	274,262	274,210

Other long-term liabilities	11,506	16,611

Stockholder’s equity:

Common stock	—	—

Paid-in capital	195,162	195,162

Accumulated other comprehensive loss	(658)	(117)

Accumulated deficit	(140,213)	(142,096)

Total stockholder’s equity	54,291	52,949

Total liabilities and stockholder’s equity	$560,034	$543,528

The accompanying notes to consolidated financial statements are an integal part of these consolidated balance sheets.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Fifty-Three	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 3,	January 29,	January 30,
	2001	2000	1999

Net revenue	$1,076,420	$1,037,581	$1,045,494

Costs and expenses:

Cost of goods sold	355,583	362,661	367,498

Operating expenses	649,392	601,875	584,954

Depreciation and amortization	37,351	38,485	32,803

Restructuring and other unusual charges	—	—	7,873

Total costs and expenses	1,042,326	1,003,021	993,128

Operating income	34,094	34,560	52,366

Interest and other (income) expense:

Interest expense	28,402	27,405	27,354

Interest and other income	(541)	(722)	(6,283)

Total interest and other (income) expense, net	27,861	26,683	21,071

Income before income taxes	6,233	7,877	31,295

Income tax provision	4,350	3,737	11,960

Net income	$1,883	$4,140	$19,335

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fifty-Three	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 3,	January 29,	January 30,
	2001	2000	1999

Cash flows from operating activities:

Net income	$1,883	$4,140	$19,335

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	37,351	38,485	32,803

Non-cash interest, net	1,150	1,050	1,054

Deferred income tax provision	2,528	3,239	16,221

Restructuring and unusual charges	—	—	4,778

Increases (decreases) in cash resulting from changes in assets and liabilities:

Accounts and notes receivable, prepaid expenses and other assets	(2,860)	4,871	11,809

Inventories	(5,724)	3,367	(4,404)

Accounts payable, accrued liabilities and other liabilities	(1,335)	(32,481)	(21,656)

Accrued interest	247	(126)	(399)

Accrued, refundable and deferred income taxes	433	1,559	895

Net cash provided by operating activities	33,673	24,104	60,436

Cash flows from investing activities:

Purchases of property and equipment, net	(35,030)	(25,877)	(27,914)

Proceeds from sale/leaseback, net	—	—	8,835

Systems development costs	(8,444)	(13,639)	(16,802)

Acquisitions of businesses, net of cash acquired	—	—	(7,231)

Other, net	127	(2,618)	312

Net cash used for investing activities	(43,347)	(42,134)	(42,800)

Cash flows from financing activities:

Repayment of long-term debt	(576)	(409)	(15,095)

Advances from (to) affiliates, net	18,971	(3,848)	(19,246)

Payment of deferred financing fees	(422)	(281)	—

Other, net	(527)	464	(227)

Net cash provided by (used for) financing activities	17,446	(4,074)	(34,568)

Cash and temporary cash investments:

Net increase (decrease) during the period	7,772	(22,104)	(16,932)

Balance, beginning of the period	28,953	51,057	67,989

Balance, end of the period	$36,725	$28,953	$51,057

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands )

	February 3,	January 29,	January 30,
	2001	2000	1999

Common Stock:

Balance at beginning of period	$—	$—	$—

Balance at end of period	—	—	—

Paid In Capital:

Balance at beginning of period	195,162	195,139	193,560

Tax benefit of stock option exercises	—	23	1,579

Balance at end of period	195,162	195,162	195,139

Accumulated Deficit:

Balance at beginning of period	(142,096)	(146,236)	(165,571)

Net income	1,883	4,140	19,335

Balance at end of period	(140,213)	(142,096)	(146,236)

Accumulated Other Comprehensive Loss:

Balance at beginning of period	(117)	(657)	(436)

Other comprehensive income (loss)	(541)	540	(221)

Balance at end of period	(658)	(117)	(657)

Total Stockholder’s Equity	$54,291	$52,949	$48,246

Comprehensive Income:

Net income	$1,883	$4,140	$19,335

Cumulative translation adjustment	(541)	540	(221)

Total comprehensive income	$1,342	$4,680	$19,114

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

Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 3, 2001 is referred to as “fiscal 2000.” Fiscal 2000, consisted of a 53-week period, fiscal 1999 and fiscal 1998 each consisted of 52-week periods.

Nature of Operations –

The Company is a specialty service retailer operating in both host and non-host environments, whose primary lines of business are eyewear products and services and personalized gifts. The Company sells its products through 2,387 company-owned retail locations and 426 franchised locations in 50 states, Canada, and the Caribbean, and differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 9).

Inventories -

Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

Property and Depreciation -

The policy is to provide depreciation using the straight-line method over a period which is sufficient to amortize the cost of the asset over its useful life or lease term.

The estimated useful lives for depreciation purposes are:

Buildings and improvements Equipment Furniture and fixtures Leasehold improvements	5 to 40 years 3 to 10 years 2 to 10 years 2 to 20 years

Property and equipment, at cost, consist of the following at February 3, 2001 and January 29, 2000 (000’s omitted):

	2000	1999

Land and buildings	$12,987	$13,691

Furniture, fixtures and equipment	162,367	153,294

Leasehold improvements	93,388	85,640

Total property and equipment	$268,742	$252,625

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

Intangible Assets -

      Intangible assets, net, consist of the following at February 3, 2001 and January 29, 2000 (000’s omitted):

	2000	1999

Goodwill	$107,360	$111,910

Tradenames	44,228	45,489

	$151,588	$157,399

      Goodwill is being amortized on a straight-line basis over periods from 5 to 40 years, based on management’s assessment of the estimated useful life, and is presented net of accumulated amortization of $46,194,000 and $41,615,000 at February 3, 2001 and January 29, 2000, respectively. Amortization of goodwill in fiscal 2000, 1999 and 1998 was $4,580,000, $4,043,000 and $3,883,000, respectively. Management regularly evaluates its accounting for goodwill considering primarily such factors as historical profitability, current operating profits and cash flows. The Company believes that, at February 3, 2001, the assets are realizable and the amortization periods are still appropriate.

      Tradenames acquired in connection with the Pearle acquisition in 1996 are being amortized on a straight-line basis over 40 years and are presented net of accumulated amortization of $5,231,000 and $3,971,000 at February 3, 2001 and January 29, 2000, respectively. Amortization of tradenames in fiscal 2000, 1999 and 1998 was $1,260,000, $1,236,000 and $1,236,000, respectively.

Other Long-Term Assets -

      Financing costs incurred in connection with obtaining long-term debt are capitalized in other assets and amortized over the life of the related debt using the effective interest method. At February 3, 2001 and January 29, 2000, deferred financing costs net of accumulated amortization were $6,082,000 and $6,714,000, respectively. Amortization of financing costs in fiscal 2000, 1999 and 1998 was $1,054,000, $965,000 and $977,000, respectively.

      Direct costs to develop or obtain internal use software, including internal costs, are capitalized in other assets and amortized over the estimated useful life of the software using a straight-line method. Amortization periods range from two to seven years, and begin when the software is placed in service. At February 3, 2001 and January 29, 2000, these costs, net of accumulated amortization, were $36,370,000 and $38,127,000, respectively. Amortization of systems development costs in fiscal 2000, 1999 and 1998 was $7,695,000, $6,703,000 and $2,980,000, respectively.

Valuation of Long-Lived Assets -

      Long-lived assets, such as property and equipment, goodwill and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

Other Long-Term Liabilities -

      Other long-term liabilities consist primarily of certain employee benefit obligations, deferred lease credits and other lease-related obligations, deferred revenue and other obligations not expected to be paid within 12 months. Deferred lease credits are amortized on a straight-line basis over the life of the applicable lease.

Capital Stock -

      At February 3, 2001 and January 29, 2000, there were 1,100 shares of common stock, par value $.01 per share, authorized, issued and outstanding.

Foreign Currency Translation -

      The assets and liabilities of the Company’s foreign subsidiaries are translated to United States dollars at the rates of exchange on the balance sheet date. Income and expense items are translated at average monthly rates of exchange. Translation adjustments are presented as a component of accumulated other comprehensive loss within stockholder’s equity.

Revenues -

      Revenues include sales of goods and services to retail customers at company-operated stores, sales of merchandise inventory to franchisees and other outside customers, other revenues from franchisees such as royalties based on sales, interest income on notes receivable and initial franchise fees, and capitation and other fees associated with Cole Vision’s managed vision care business.

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

Advertising -

      Advertising production costs and other advertising costs are expensed as incurred, a portion of which are reimbursed by franchisees based on a percentage of their sales. Advertising expense is summarized as follows (000’s omitted):

	2000	1999	1998

Gross advertising expense	$89,329	$88,525	$82,492

Less: Franchisee contribution	(20,562)	(19,930)	(20,244)

Net advertising expense	$68,767	$68,595	$62,248

Earnings Per Share -

      Earnings per share and weighted average number of common shares outstanding data for 2000, 1999 and 1998 have been omitted as the presentation of such information, considering the Company is a wholly owned subsidiary of Cole National Corporation, is not meaningful.

Cash Flows -

      For purposes of reporting cash flows, all temporary cash investments which have original maturities of three months or less are considered to be cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments.

      Net cash flows from operating activities reflect cash payments for income taxes and interest as follows (000’s omitted):

	2000	1999	1998

Income taxes	$844	$623	$1,644

Interest	27,007	26,229	25,900

      No dividends were declared during fiscal 2000, 1999 or 1998.

Use of Estimates -

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In October 1999, the Company acquired MetLife’s managed vision care benefits business. The business consists of vision care contracts with approximately 250 institutional customers and generates approximately $15.0 million of revenue annually. The purchase price paid to date totals $2.6 million, with additional amounts contingently due upon certain conditions being met over the four years following the date of purchase.

In fiscal 1998, the Company acquired ten Buckeye Optical stores in Columbus, Ohio, and all of the issued and outstanding common stock of Management Associates, Inc., whose operations consisted of four 20/20 Eyecare stores located in Las Vegas, Nevada. The total purchase price for these acquisitions was $7.2 million.

In fiscal 1999, the Company announced its plan to close the 150 optical departments in Montgomery Ward stores. The closings, which were completed by the end of fiscal 1999, resulted in a pretax loss of $2.0 million, consisting primarily of inventory and fixed asset write-offs. The after tax cash cost of the closings was not significant. Annual revenues in fiscal 1999 for the Ward’s Optical Departments were $21.2 million.

(3)	Restructuring and Other Unusual Items

In fiscal 1998, the Company began implementation of a restructuring plan and recorded a net pretax charge of $13.1 million, related to restructuring its Pearle business along with other unusual charges. The net pretax charge consisted of charges associated with the restructuring of $13.9 million, a reversal of previously established restructuring accruals of $12.3 million and other unusual charges totaling $11.5 million. The restructuring charge of $13.9 million related to changes made to the Pearle operating model and structure of the home office organization.

The costs of the 1998 restructuring approximated the original estimates. A remaining balance of approximately $0.1 million for the facilities relocations was reversed into income in fiscal 1999. As of February 3, 2001, and January 29, 2000, there were no balances remaining for restructure reserves.

The unusual charges in fiscal 1998 related to the write off of $8.8 million associated with the abandonment of previously capitalized system development costs (including $1.9 million of incurred costs that were paid in the first half of fiscal 1999) and $2.7 million primarily related to restricted stock issued to two senior executive officers. See Note 6 for further discussion of the restricted stock grants.

The 1998 results include the recognition of $6.0 million of income from cash received in a nontaxable settlement of certain contingencies related to several claims against and indemnifications from the former owner of Pearle, which was acquired by the Company in fiscal 1996. In connection with this settlement, the Company assumed secondary liability for loans to certain franchisees held by a third party which totaled $3.6 million at February 3, 2001. The Company is contingently liable should any of these franchisees default, and also for prepayment penalties of up to $0.5 million at February 3, 2001. The Company has established reserves for potential losses on the loans, which mature through 2001. The settlement also included a release of the former owner of Pearle from certain future non-tax claims related to Pearle.

(4)	Long-Term Debt

Long-term debt at February 3, 2001 and January 29, 2000 is summarized as follows (000’s omitted):

	2000	1999

9-7/8% Senior subordinated Notes:

Face Value	$150,000	$150,000

Unamortized discount	(785)	(880)

Total 9-7/8% Senior Subordinated Notes	149,215	149,120

8-5/8% Senior Subordinated Notes	125,000	125,000

Capital lease obligations (See Note 10)	96	675

	274,311	274,795

Less current portion	(49)	(585)

Net long-term debt	$274,262	$274,210

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

The 8-5/8% Notes and the 9-7/8% Notes are general unsecured obligations of the Company, subordinated in right of payment to senior indebtedness of the Company and senior in right of payment to any current or future subordinated indebtedness of the Company.

The indentures pursuant to which the 8-5/8% Notes and the 9-7/8% Notes were issued restrict dividend payments to Cole National Corporation to 50% of the Company’s net income after October 31, 1993, plus amounts due to Cole National Corporation under a tax sharing agreement and for administrative expenses of Cole National Corporation not to exceed 0.25% of the Company’s net revenue. The indentures also contain certain optional and mandatory redemption features and other financial covenants. The Company was in compliance with these covenants at February 3, 2001.

At February 3, 2001 the fair value of long-term debt was approximately $212.3 million compared to a carrying value of $274.3 million. The fair value was estimated primarily by using quoted market prices. There are significant principal payment obligations under its outstanding indebtedness until the 9-7/8% notes mature in 2006.

(5)	Credit Facility

The operating subsidiaries of the Company have a working capital commitment ranging from $50.0 million to $75.0 million based on the Company’s current debt leverage ratio described in the credit facility. This credit facility extends until January 31, 2003. Borrowings under the credit facility presently bear interest based on leverage ratios at a rate equal to, at the option of the principal operating subsidiaries of the Company, either (a) the Eurodollar Rate plus 2.5% or (b) 1.5% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1% and (iii) the federal funds rate plus 0.5%. The Company pays a commitment fee of between .375% and .75% per annum on the total unused portion of the facility based on the percentage of revolving credit commitments used. Cole National Corporation, the Company’s parent, guarantees this credit facility.

The credit facility requires the principal operating subsidiaries of the Company to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the subsidiaries to comply with certain financial covenants, including covenants regarding minimum interest coverage, maximum leverage and consolidated net worth. The principal operating subsidiaries of the Company were in compliance with these covenants at February 3, 2001.

The credit facility restricts dividend payments to the Company to amounts needed to pay interest on the 9-7/8% Notes and the 8-5/8% Notes, and certain amounts related to taxes, along with up to $8.0 million plus 0.25% of the Company’s consolidated net revenue annually for other direct expenses of Cole National Corporation or the Company.

No borrowings under the credit facility were outstanding as of February 3, 2001, and the maximum amount of borrowings outstanding during fiscal 2000 was $20.2 million. No borrowings under the credit facility were outstanding as of January 29, 2000, or at anytime during fiscal 1999.

(6)	Stock Compensation and Warrants

Cole National Corporation has various stock-based compensation plans in which key employees of the Company are eligible to participate.

The Company applies APB Opinion 25 and related Interpretations in accounting for Cole National Corporation’s stock-based compensation plans. Compensation cost of $2.3 million, has been charged against income for Cole National Corporation’s stock-based plans in fiscal 1998. Had compensation cost for Cole National Corporation’s stock-based compensation plans been determined based on the fair value at the dates of awards consistent with the method of SFAS No.123, the Company’s net income would have been $489,000, $2,583,000 and $18,647,000 in fiscal 2000, 1999 and 1998, respectively.

For SFAS No. 123 purposes, the fair value of each option granted by Cole National Corporation was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 6.2%, 5.9 % and 4.7% for grants in fiscal 2000, 1999 and 1998, respectively, volatility of 45-47%, 39-45% and 35-39% in fiscal 2000, 1999 and 1998, respectively, and expected lives of six years for options granted in all fiscal years. The fair value of each share granted under Cole National corporation’s Employee Stock Purchase Plan was similarly estimated using the following assumptions: risk-free interest rate of 6.0% and 5.2% in fiscal 2000 and 1999, respectively, volatility of 46-47% and 42% in fiscal 2000 and 1999, respectively and expected lives of 5 to 6 months. The effects of applying SFAS No. 123 in the pro forma disclosure above are not indicative of future amounts. SFAS No. 123 does not apply to options granted prior to January 29, 1995 and additional awards in future years are anticipated.

(7)	Income Taxes

The Company is included in the consolidated federal income tax returns of Cole National Corporation and has been charged (credited) an amount equal to the taxes that would have been payable by it if it were a corporation filing a separate return.

The income tax provision for continuing operations reflected in the accompanying consolidated statements of operations for fiscal 2000, 1999 and 1998 are detailed below (000’s omitted):

	2000	1999	1998

Current payable (refundable)-

Federal	$860	$—	$(6,528)

State and local	972	824	1,486

Foreign	89	339	781

	1,921	1,163	(4,261)

Deferred -

Federal	2,002	8,199	16,765

Foreign	427	(179)	(544)

Tax benefit of net operating loss carryforward	—	(5,446)	—

	2,429	2,574	16,221

Income tax provision	$4,350	$3,737	$11,960

      The income tax provision for continuing operations differs from the federal statutory rate as follows (000’s omitted):

	2000	1999	1998

Tax provision at statutory rate	$2,182	$2,757	$10,954

Tax effect of-

Amortization of goodwill	1,252	1,230	1,234

State income taxes, net of federal tax benefit	632	536	966

Nontaxable settlement	—	—	(2,100)

Nonrecurring charges	—	—	537

Decrease in valuation allowance	—	(669)	—

Other, net	284	(117)	369

Income tax provision	$4,350	$3,737	$11,960

      The income tax effects of temporary differences that give rise to significant portions of the Company“s deferred tax assets and deferred tax liabilities at February 3, 2001 and January 29, 2000 are as follows (000’s omitted):

	2000	1999

Deferred tax assets:

Employee benefit accruals	$1,738	$2,821

Other non-deductible accruals	7,541	9,040

State and local taxes	818	1,192

Net operating loss carryforwards	3,025	3,576

Intangibles	4,446	4,471

Inventory reserves	3,665	3,518

Bad debt reserves	316	185

Other	2,297	2,427

Total deferred tax assets	23,846	27,230

Valuation allowance	(1,141)	(1,141)

Net deferred tax assets	22,705	26,089

Deferred tax liabilities:

Depreciation and amortization	(4,750)	(5,582)

Other	(2,856)	(2,905)

Total deferred tax liabilities	(7,606)	(8,487)

Net deferred taxes	$15,099	$17,602

      At February 3, 2001, Cole National Group, Inc. and subsidiaries have approximately $18.9 million of tax net operating loss carryforwards in the United States that expire in the years 2005 through 2019. Of that amount, $8.3 million resulted from the Company’s acquisition of American Vision Centers (“AVC”). Due to the change in ownership requirements of the Internal Revenue Code, utilization of AVC’s net operating loss is limited to $0.3 million per year. A valuation allowance of $1.1 million has been established to reduce the deferred tax asset related to the net operating loss to the amount that will likely be realized. The Company’s balance sheet reflects an amount from the Parent for the benefit the Parent will receive on the U.S. consolidated federal income tax return as a result of the net operating losses generated by the Company.

No provision of United States federal and state income taxes has been provided for the undistributed earnings of the Company’s foreign subsidiaries as those earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable.

(8)	Retirement Plans

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

Pension expense for fiscal 2000, 1999 and 1998 includes the following components (000’s omitted):

	2000	1999	1998

Service cost — benefits earned during the period	$1,398	$1,636	$1,446

Interest cost on the projected benefit obligation	1,882	1,733	1,582

Less:

Return on plan assets -

Actual	(359)	(2,205)	(2,494)

Deferred	(2,058)	19	690

	(2,417)	(2,186)	(1,804)

Amortization of transition asset over 17.9 years	(179)	(179)	(179)

Net pension expense	$684	$1,004	$1,045

The following sets forth changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the pension plan with the amounts recognized in the consolidated balance sheets (000’s omitted):

	2000	1999

Change in benefit obligation:

Benefit obligation at beginning of period	$22,660	$24,599

Service cost	1,398	1,636

Interest cost	1,882	1,733

Actuarial loss (gain)	633	(4,017)

Benefits paid	(1,011)	(956)

Expenses paid	(362)	(335)

Benefit obligation at end of period	$25,200	$22,660

Change in plan assets:

Fair value of plan assets at beginning of year	$25,410	$23,216

Actual return of plan assets	359	2,205

Employer contributions	1,681	1,280

Benefits paid	(1,011)	(956)

Expenses paid	(362)	(335)

Fair value of plan assets at end of year	$26,077	$25,410

Reconciliation of funded status:

Benefit obligation at end of period	$25,200	$22,660

Fair value of plan assets, primarily money market and equity mutual funds	26,077	25,410

Funded status	877	2,750

Unrecognized prior service cost	25	54

Net unrecognized loss (gain)	762	(1,957)

Unamortized transition (asset) obligation	(698)	(878)

Pension asset (liability) included in accrued liabilities	$966	$(31)

For both years, the weighted average discount rate used to measure the projected benefit obligation was 8.4%, the rate of increase in future compensation levels was 5.0% and the expected long-term rate of return on plan assets was 9.5%.

The Company has a defined contribution plan, including features under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to its employees. Eligible employees may contribute up to 17% of their compensation to the plan. The Company provides for a mandatory company match of 10% of employee contributions, and may also make a discretionary matching contribution for each plan year equal to such dollar amount or percentage of employee contributions as determined by the Company’s Board of Directors. Total company matches of $591,000, $534,000 and $757,000 were recorded as expense for 2000, 1999 and 1998, respectively.

Prior to January 1, 1998, the Company had separate contributory profit-sharing plans for Pearle and AVC employees meeting certain service requirements as defined in the plans. Effective January 1, 1998, eligible employees of Pearle and AVC were permitted to participate in the Company’s defined contribution plan. The Pearle and AVC plans will be merged into the Company’s plan.

The Company has several Supplemental Executive Retirement Plans that provide for the payment of retirement benefits to participating executives supplementing amounts payable under the Company’s noncontributory defined benefit pension plan. The first plan is an excess benefit plan designed to replace benefits that would otherwise have been payable under the pension plan but that were limited as a result of certain tax law changes. The second plan is a defined contribution plan under which participants receive an annual credit based on a percentage of base salary, subject to vesting requirements. The third plan is a defined benefit plan designed to provide additional retirement benefits for certain management and highly compensated employees. Expenses for these plans for fiscal 2000, 1999 and 1998 were $619,000, $696,000 and $651,000, respectively.

(9)	Segment Information

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

The reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different technology and marketing strategies. Cole Vision is subject to various state regulations related to the dispensing of prescription eyewear, its relationship with the doctors of optometry and other matters.

Reported segment revenue, depreciation and amortization, income or loss, with reconciliations to consolidated amounts are as follows (000’s omitted):

	2000	1999	1998

Net revenue:

Cole Vision	$800,561	$778,995	$803,547

Things Remembered	275,859	258,586	241,947

Consolidated net revenue	$1,076,420	$1,037,581	$1,045,494

Depreciation and amortization:

Cole Vision	$24,820	$26,266	$21,712

Things Remembered	10,260	10,916	10,485

Total segment depreciation and amortization	35,080	37,182	32,197

Corporate	2,271	1,303	606

Consolidated depreciation and amortization	$37,351	$38,485	$32,803

Income or loss:

Cole Vision	$20,755	$17,915	$54,287

Things Remembered	25,811	22,706	17,647

Total segment profit	46,566	40,621	71,934

Unallocated amounts:

Restructuring and other unusual items	—	—	(13,120)

Corporate expenses	(12,472)	(6,061)	(6,448)

Consolidated operating income (loss)	34,094	34,560	52,366

Interest and other expense, net	(27,861)	(26,683)	(21,071)

Income before income taxes	$6,233	$7,877	$31,295

Reported segment assets, expenditures for capital additions and systems developments costs and acquisitions of businesses, with reconciliations to consolidated amounts, are as follows (000’s omitted):

	2000	1999	1998

Segment assets:

Cole Vision	$423,709	$418,687	$438,509

Things Remembered	141,484	141,511	132,232

Total segment assets	565,193	560,198	570,741

Elimination of intercompany receivables	(43,949)	(52,917)	(36,440)

Corporate cash and temporary cash investments	26,416	21,024	34,506

Other corporate assets	12,375	59,966	54,037

Consolidated assets	$560,035	$588,271	$622,844

Expenditures for capital additions and systems development costs:

Cole Vision	$31,857	$33,728	$35,796

Things Remembered	11,457	5,709	8,228

Total segment expenditures	43,314	39,437	44,024

Corporate	(28)	79	692

Consolidated expenditures	$43,286	$39,516	$44,716

Expenditures for acquisitions of businesses, net of cash acquired Cole Vision	$—	$2,956	$7,231

Revenue from external customers of each group of similar products and services is as follows (000’s omitted):

	2000	1999	1998

Sales of optical products and services	$733,410	$724,546	$754,852

Royalties, interest income and initial fees from franchises	21,653	22,361	21,518

Fees from managed vision care programs	45,498	32,088	27,177

Total Cole Vision net revenue	800,561	778,995	803,547

Retail sales of gift merchandise and services	275,859	258,586	241,947

Consolidated net revenue	$1,076,420	$1,037,581	$1,045,494

The Company operates primarily in the United States. Net revenue attributable to Cole Vision’s Canadian operations was $31.3 million, $28.6 million and $27.5 million in fiscal 2000, 1999 and 1998, respectively. Long-lived assets located in Canada at February 3, 2001, January 29, 2000 and January 30, 1999 totaled $3.4 million, $3.1 million and $2.2 million, respectively.

(10)	Commitments

The Company leases a substantial portion of its facilities including laboratories, office and warehouse space, and retail store locations. These leases generally have initial terms of up to 10 years and often contain renewal options. Certain of the store locations have been sublet to franchisees. In most leases covering retail store locations, additional rents are payable based on store sales. In addition, Cole Vision operates departments in various host stores paying occupancy costs solely as a percentage of sales under agreements containing short-term cancellation clauses. Generally, the Company is required to pay taxes and normal expenses of operating the premises for laboratory, office, warehouse and retail store leases; the host stores pay these expenses for departments operated on a percentage-of-sales basis. The following amounts represent rental expense for fiscal 2000, 1999 and 1998 (000’s omitted):

	2000	1999	1998

Occupancy costs based on sales	$54,854	$52,623	$54,563

All other rental expense	96,924	96,084	92,043

Sublease rental income	(21,354)	(21,672)	(22,606)

	$130,424	$127,035	$124,000

At February 3, 2001 and January 29, 2000, property under capital leases consisted of $2,026,000 and $2,044,000 in equipment with accumulated amortization of $1,462,000 and $1,251,000 in fiscal 2000 and 1999, respectively.

At February 3, 2001, future minimum lease payments and sublease income receipts under noncancellable leases, and the present value of future minimum lease payments for capital leases are as follows (000’s omitted):

		Operating Leases
	Capital
	Leases	Payments	Receipts

2001	$49	$73,938	$(11,943)

2002	55	63,203	(9,171)

2003	—	54,815	(7,164)

2004	—	47,526	(5,449)

2005	—	37,066	(3,681)

2006 and thereafter	—	88,213	(5,998)

Total future minimum lease payments	$104	$364,761	$(43,406)

Amount representing interest	8

Present value of future minimum lease payments	$96

      In the ordinary course of business, the Company is involved in various legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON THE FINANCIAL STATEMENT SCHEDULES

TO THE BOARD OF DIRECTORS OF COLE NATIONAL GROUP, INC.:

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Cole National Group, Inc. and Subsidiaries included in Form 10-K, and have issued our report thereon dated March 26, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules are the responsibility of the Company’s management and are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  March 26, 2001.

Schedule I

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Cole National Group, Inc.
Condensed Balance Sheets
February 3, 2001 and January 29, 2000
(Dollars in millions)

	2000	1999

Assets:

Cash	$26.4	$21.0

Deferred income tax benefits	2.5	4.3

Investment in subsidiaries	391.8	401.2

Property and equipment, net	3.6	3.9

Other	8.0	8.3

Total assets	$432.3	$438.7

Liabilities and stockholder’s equity:

Accounts payable and accrued expenses	$12.5	$19.9

Payable to affiliates	85.9	86.7

Long-term debt	274.4	274.7

Other long-term liabilities	5.2	4.1

Stockholder’s equity	54.3	53.3

Total liabilities and stockholder’s equity	$432.3	$438.7

Schedule I

Cole National Group, Inc.	(continued)

Condensed Statements of Operations and Cash Flows
53 Weeks Ended February 3, 2001,
52 Weeks Ended January 29, 2000 and
52 Weeks Ended January 30, 1999
(Dollars in millions)

	February 3,	January 29,	January 30,
	2001	2000	1999

Revenue — services to affiliates	$16.4	$10.4	$8.6

Operating expenses	14.3	10.4	11.8

Interest expense	0.3	0.1	2.4

Pre-tax income (loss)	1.8	(0.1)	(5.6)

Income tax benefit	(0.4)	(0.9)	(1.4)

Income (loss) before equity in undistributed earnings of subsidiaries and extraordinary items	2.2	0.8	(4.2)

Equity in undistributed earnings (loss) of subsidiaries	(0.4)	3.7	23.5

Net income	1.8	4.5	19.3

Adjustments to reconcile net income to cash provided by (used for) operating activities	6.8	(7.1)	(22.3)

Net cash provided by (used for) operating activities	8.6	(2.6)	(3.0)

Investing activities:

Other	(1.6)	(2.1)	(0.3)

Net cash used for investing activities	(1.6)	(2.1)	(0.3)

Financing activities:

Repayment of long-term debt	(0.4)	(0.3)	(14.8)

Advances to affiliates	(0.8)	(9.0)	(2.1)

Payment of financing fees	(.4)	(0.3)	—

Other	—	0.6	—

Net cash used for financing activities	(1.6)	(9.0)	(16.9)

Net change in cash	5.4	(13.7)	(20.2)

Cash, beginning of period	21.0	34.7	54.9

Cash, end of period	$26.4	$21.0	$34.7

Schedule I

(continued)

Note to Condensed Financial Information of Registrant

      The accompanying financial information of Cole National Group, Inc., a wholly-owned subsidiary of Cole National Corporation, is as of February 3, 2001 and January 29, 2000 and for the 53 weeks ended February 3, and 52 weeks ended January 29, 2000 and January 30, 1999. Cole National Group is a holding company for its wholly-owned subsidiaries, Things Remembered, Inc., Cole Vision Corporation and Pearle, Inc., except for expenses associated with Cole National Group’s corporate offices, consisted of no other operations.

      This financial information should be in connection with the Notes to Consolidated Financial Statements of Cole National Group, Inc. and Subsidiaries contained elsewhere in this Form 10-K.

Schedule II

Cole National Group, Inc. and Subsidiaries
Valuation and Qualifying Accounts
53 Weeks Ended February 3, 2001
52 Weeks Ended January 29, 2000 and
52 Weeks Ended January 30,1999
(Dollars in millions)

	Charged
	Balance at	(Reversals)			Balance
	Beginning	to Cost and			End of
Description	of Period	Expenses	Deductions		Period

February 3, 2001

Allowance for doubtful accounts	$7.6	$4.6	$(4.9	)(A)	$7.3

Franchise repurchase reserve	4.2	0.8	(0.5	)(A)	4.5

January 29, 2000

Allowance for doubtful accounts	$7.2	$4.3	$(3.9	)(A)	$7.6

Franchise repurchase reserve	5.2	0.3	(1.3	)(A)	4.2

Restructuring-

1998 Charge	$6.1	$(0.1)	$(6.0)		—

1996 Charge	1.0	—	(1.0)		—

January 30, 1999

Allowance for doubtful accounts	$7.1	0.9	$(0.8	)(A)	$7.2

Franchise repurchase reserve	6.7	—	(1.5	)(A)	5.2

Discontinued operation reserve	1.3	—	(1.3	)(B)	—

Restructuring-

1998 Charge	$—	$13.9	$(7.8)		$6.1

1997 Charge	4.8	(2.3)	(2.5)		—

1996 Charge	21.8	(10.0)	(10.8)		1.0

(A) Receivable balances written off, net of recoveries
(B) Discontinued operation charges taken against the reserve

Reserve balances presented in the Notes to Consolidated Financial Statements are not presented in this schedule.

EXHIBIT INDEX

Exhibit
Number	Description

3.1(i)	Certificate of Incorporation of Cole National Group, incorporated by reference to Exhibit 3.1(i) to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

3.2(ii)	By-Laws of Cole National Group, incorporated by reference to Exhibit 3.2(ii) to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

4.1	Indenture dated November 15, 1996, by and among Cole National Group and Norwest Bank Minnesota, National Association, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2006 (the form of which Senior Subordinated Note is included in such Indenture), incorporated by reference to Exhibit 4.1 of Cole National Corporation’s Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

4.2	Indenture dated August 22, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 8-5/8% Senior Subordinated Notes Due 2007, incorporated by reference to Exhibit 4.4 of Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

4.3	Cole National Group by this filing agrees, upon request, to file with the Commission the instruments defining the rights of holders of long-term debt of Cole National Group and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Cole National Group and its subsidiaries on a consolidated basis.

10.1	Lease Agreement (Knoxville) dated as of November 28, 1979 by and between Tommy Hensley, as agent for the real property of Mrs. Don Siegel and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.15 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.2	Lease Agreement (Memphis) dated as of October 2, 1991 by and between Shelby Distribution Park and Cole Vision Corporation, incorporated by reference to Exhibit 10.16 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.3	Lease Agreement (Richmond) dated as of April 23, 1982 by and between Daniel, Daniel & Daniel and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.17 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.4	Lease for Multi-Tenancy Space (Salt Lake) dated as of October 30, 1981 by and between East Centennial Joint Venture and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.18 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.5	Form of Lease Agreement Finite 19518 dated as of December 29, 1988 between Sears, Roebuck and Co. and Cole Vision Corporation, incorporated by reference to Exhibit 10.23 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.6	Lease Agreement (Knoxville) dated as of April 11, 1995 by and between Richard T. Fox and Cole Vision Corporation, incorporated by reference to Exhibit 10.29 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 3, 1996 (File No. 1-12814).

10.7	Form of Indemnification Agreement for Directors of Cole National Corporation, incorporated by Reference to Exhibit 10.19 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.8	Form of Indemnification Agreement for Officers of Cole National Corporation, incorporated by reference to Exhibit 10.20 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.9	Form of License Agreement (Optical), incorporated by reference to Exhibit 10.24 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

X-1

EXHIBIT INDEX

Exhibit
Number	Description

10.10	Form of License/Lease Agreement (Optical), incorporated by reference to Exhibit 10.25 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.11	Agreement for the Allocation of Federal Income Tax Liability and Benefits among Members of the Parent Group dated August 23, 1985, as amended, incorporated by reference to Exhibit 10.26 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.12	Assignment and Assumption Agreement dated as of September 30, 1993 between Cole National Corporation and Cole National Group, incorporated by reference to Exhibit 10.24 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 3, 1996 (File No. 1-12814).

10.13	Lease agreement (Salt Lake) dated as of November 1, 1996 by and between Gibbons Realty Company and Cole Vision Corporation, incorporated by reference to Exhibit 10.01 of Cole National Corporation’s quarterly report of Form 10-Q for the period ended November 2, 1996 (File No. 1-12814).

10.14	Credit Agreement, dated as of November 15, 1996, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 99.1 of Cole National Corporation’s Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

10.15	Cole National Group Guarantee and Cash Collateral Agreement, dated as of November 15, 1996, by Cole National Group and Cole National Corporation, incorporated by reference to Exhibit 99.3 of Cole National Corporation’s Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814).

10.16	Guarantee and Collateral Agreement, dated as of November 15, 1996, by Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 99.4 of Cole National Corporation’s Report on Form 8-K, field with the Commission on December 2, 1996 (File No. 1-12814).

10.17	First Amendment to the Credit Agreement, dated as of January 13, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc., and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.33 of Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

10.18	Second Amendment to Credit Agreement, dated as of August 8, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.34 of the Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

10.19	Third Amendment to the Credit Agreement, dated as of May 15, 1998, among Cole Vision Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 (File No. 1-12814).

10.20	Fourth Amendment to the Credit Agreement, dated as of March 5, 1999, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.45 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.21*	Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated as of December 17, 1998, incorporated by reference to Exhibit 10.51 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.22*	Instrument Designating Participants of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated December 17, 1998, incorporated by reference to Exhibit 10.52 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

X-2

EXHIBIT INDEX

Exhibit
Number	Description

10.23*	Cole National Group, Inc. Deferred Compensation Plan effective as of February 1, 1999, incorporated by reference to Exhibit 10.53 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.24*	Amendment No. 1, dated as of December 17, 1998, to the Cole National Group, Inc. Supplemental Pension Plan, incorporated by reference to Exhibit 10.54 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.25*	Employment Agreement entered into as of December 17, 1998 by and among Cole National Corporation, Cole National Group, Inc., Cole Vision Corporation, Pearle Inc., Things Remembered, Inc. and Jeffrey A. Cole, incorporated by reference to Cole National Corporation’s Annual Report on Form 10-K in the period ended January 30, 1999 (File No. 1-12814)

10.26	Fifth Amendment to the Credit Agreement, dated as of August 20, 1999, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 to Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 1999 (File No. 1-12814).

10.27	Sixth Amendment and Waiver to the Credit Agreement, dated as of March 7, 2000, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.50 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 3, 2001 (File No. 1-12814).

10.28*	Instrument Designating Participant of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated January 1, 2000, incorporated by reference to Exhibit 10.66 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 3, 2001 (File No. 1-12814).

10.29*	Addendum to Employment Agreement dated June 4, 1999 among Jeffrey A. Cole, Cole National Corporation and certain of its subsidiaries, incorporated by reference to Exhibit 10.67 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 3, 2001 (File No. 1-12814).

10.30	Seventh Amendment to the Credit Agreement, dated as of April 21, 2000 among Cole Vision Corporation, Things Remembered, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.69 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 3, 2001 (File No. 1-12814).

24	Power(s) of Attorney

X-3