Form 10-Q
period 2001-05-05
COLE NATIONAL GROUP INC
filed 2001-06-14
CIK 909492

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2001, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of May 31, 2001, 1,100 shares of the registrant’s common stock, $.01 par value, were outstanding.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MAY 5, 2001
INDEX

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of May 5, 2001 and February 3, 2001	1

		Consolidated Statements of Operations for the 13 weeks ended May 5, 2001 and April 29, 2000	2

		Consolidated Statements of Cash Flows for the 13 weeks ended May 5, 2001 and April 29, 2000	3

		Notes to Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8

PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	9

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	May 5,	February 3,
	2001	2001

Assets

Current assets:

Cash and cash equivalents	$35,484	$36,725

Accounts receivable, less allowance for doubtful accounts of $7,011 and $7,348, respectively	37,943	40,429

Current portion of notes receivable	4,272	4,272

Inventories	129,784	122,238

Refundable income taxes	547	571

Prepaid expenses and other	12,872	15,188

Deferred income tax benefits	2,009	2,009

Total current assets	222,911	221,432

Property and equipment, at cost	265,891	268,742

Less — accumulated depreciation and amortization	(146,527)	(145,723)

Total property and equipment, net	119,364	123,019

Notes receivable, excluding current portion, less reserves for uncollectible amounts of $4,585 and $4,537, respectively	5,611	6,573

Deferred income taxes and other assets	57,209	57,422

Intangible assets, net	150,117	151,588

Total assets	$555,212	$560,034

Liabilities and Stockholder’s Equity

Current liabilities:

Current portion of long-term debt	$86	$49

Accounts payable	48,656	55,644

Payable to affiliates, net	81,596	81,789

Accrued interest	7,314	6,337

Accrued liabilities	75,951	75,654

Accrued income taxes	1,407	502

Total current liabilities	215,010	219,975

Long-term debt, net of discount and current portion	274,240	274,262

Other long-term liabilities	11,320	11,506

Stockholder’s equity	54,642	54,291

Total liabilities and stockholder’s equity	$555,212	$560,034

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Thirteen Weeks Ended

	May 5,	April 29,
	2001	2000

Net revenue	$270,291	$257,281

Costs and expenses:

Cost of goods sold	87,116	86,328

Operating expenses	166,035	158,178

Depreciation and amortization	9,309	9,311

Total costs and expenses	262,460	253,817

Operating income	7,831	3,464

Interest and other (income) expense:

Interest expence	6,901	6,882

Interest and other income	(936)	(133)

Total interest and other (income) expense, net	5,965	6,749

Income (loss) before income taxes	1,866	(3,285)

Income tax provision (benefit)	1,306	(1,937)

Net income (loss)	$560	$(1,348)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Thirteen Weeks Ended

	May 5,	April 29,
	2001	2000

Cash flows from operating activities:

Net income (loss)	$560	$(1,348)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	9,309	9,311

Non-cash interest, net	305	264

Gain on sale of fixed assets	(683)	—

Increases (decreases) in cash resulting from changes in operating assets and liabilities:

Accounts and notes receivable, prepaid expenses and other assets	5,553	890

Inventories	(7,546)	(3,615)

Accounts payable, accrued liabilities and other liabilities	(6,908)	(174)

Accrued interest	977	445

Accrued, refundable and deferred income taxes	929	(2,503)

Net cash provided by operating activities	2,496	3,270

Cash flows from investing activities:

Purchases of property and equipment, net	(5,933)	(9,101)

Proceeds from sale of fixed assets, net	4,712	—

Systems development costs	(2,107)	(1,823)

Other, net	(105)	55

Net cash used for investing activities	(3,433)	(10,869)

Cash flows from financing activities:

Repayment of long-term debt	(10)	(123)

Advances to affiliates, net	(94)	(340)

Payment of deferred financing fees	—	(188)

Other, net	(200)	(196)

Net cash used for financing activities	(304)	(847)

Cash and temporary cash investments:

Net decrease during the period	(1,241)	(8,446)

Balance, beginning of the period	36,725	28,953

Balance, end of the period	$35,484	$20,507

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

      Cole National Group, Inc. is a wholly owned subsidiary of Cole National Corporation. The consolidated financial statements include the accounts of Cole National Group and its wholly owned subsidiaries (collectively, the “Company “). All significant intercompany transactions have been eliminated in consolidation.

      The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information not misleading. Results for interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 3, 2001.

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly Cole National Group, Inc.’s financial position as of May 5, 2001 and the results of operations and cash flows for the 13 weeks ended May 5, 2001 and April 29, 2000.

Inventories

      The accompanying interim consolidated financial statements have been prepared without physical inventories.

Cash Flows

      Net cash flows from operating activities reflect net cash payments (receipts) for income taxes and payments for interest of $380,000 and $5,620,000, respectively, for the 13 weeks ended May 5, 2001, and ($61,000) and $6,173,000, respectively, for the 13 weeks ended April 29, 2000.

Total Other Comprehensive Income (Loss)

      Total other comprehensive income (loss) for the 13 weeks ended May 5, 2001 and April 29, 2000 is as follows (000’s omitted):

	13 Weeks Ended

	May 5,	April 29,
	2001	2000

Net income (loss)	$560	$(1,348)

Cumulative translation loss	(209)	(209)

Total other comprehensive income (loss)	$351	$(1,557)

(2) Segment Information

Information on the Company’s reportable segments is as follows (000’s omitted):

	13 Weeks Ended

	May 5,	April 29,
	2001	2000

Net revenue:

Cole Vision	$216,381	$206,625

Things Remembered	53,910	50,656

Consolidated net revenue	$270,291	$257,281

Operating income (loss):

Cole Vision	$11,380	$9,449

Things Remembered	(1,068)	(2,378)

Total segment operating income	10,312	7,071

Unallocated amounts:

Corporate expenses	(2,481)	(3,607)

Consolidated operating income	7,831	3,464

Interest and other income, net	(5,965)	(6,749)

Income (loss) before income taxes	$1,866	$(3,285)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

      The following is a discussion of certain factors affecting Cole National Group’s results of operations for the 13 week periods ended May 5, 2001 and April 29, 2000 (the Company’s first quarter). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended February 3, 2001 included in the annual report on Form 10-K.

      Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 3, 2001 is referred to as “fiscal 2000.” The current fiscal year, which will end February 2, 2002, is referred to as “fiscal 2001.”

Results of Operations

      The following table sets forth certain operating information for the first quarter fiscal 2001 and fiscal 2000 (dollars in millions):

	First Quarter

	2001	2000	Change

Net revenue:

Cole Vision	$216.4	$206.6	4.7%

Things Remembered	53.9	50.7	6.4

Total net revenue	$270.3	$257.3	5.1%

Gross margin	$183.2	$171.0	7.1%

Operating expenses	166.1	158.2	5.0

Depreciation and amortization	9.3	9.3	—

Operating income	$7.8	$3.5	126.1%

Percentage of net revenue:

Gross margin	67.8%	66.4%	1.4

Operating expenses	61.5	61.5	—

Depreciation and amortization	3.4	3.6	(0.2)

Operating income	2.9%	1.3%	1.6

Number of retail locations at the end of the period:

Cole Licensed Brands	1,186	1,078

Pearle company-owned	438	447

Pearle franchised	421	421

Total Cole Vision	2,045	1,946

Things Remembered	781	791

Total Cole National	2,826	2,737

      The increase in consolidated net revenue for the first quarter was primarily attributable to increases in comparable store sales at Cole Vision, an increase in the number of Target Optical locations, additional managed vision care revenue and a shift in the calendar that benefited gift sales at Things Remembered. Changes in comparable store sales by business compared to the same period a year ago were:

First Quarter

Cole Licensed Brands (U.S.)	4.9%

Pearle company-owned (U.S.)	1.2%

Total Cole Vision	2.7%

Things Remembered	0.1%

Total Cole National	2.1%

Pearle U.S. franchise stores	(1.9)%

Pearle U.S. chain-wide	(0.5)%

      At Cole Licensed Brands, the first quarter comparable store sales increase reflected an increase in both the number of transactions and the average spectacle selling price. Sales at Target Optical locations opened since the first quarter 2000 provided an additional $3.4 million of net revenue. At Pearle, the first quarter company-owned comparable store sales were driven by the average spectacle selling price as a result of not repeating a “50% off frame” promotion that ran during the entire first quarter of fiscal 2000. At Things Remembered, comparable store sales were flat, in part from not repeating February 2000’s aggressive merchandise clearance promotion and from the general slowdown in mall traffic. However, the average selling price increased as a result of sales of new merchandise at higher average unit retails, more personalization and not repeating last year’s promotion. The $3.2 million increase in total revenue at Things Remembered resulted primarily from a calendar shift due to last year’s 53rd week causing the first quarter of fiscal 2001 to end one week closer to Mothers Day, an important gift giving occasion.

      The gross margin dollar increase for the first quarter resulted from improvements in net revenue and gross margin rate at both Cole Vision and Things Remembered. The gross margin rate at Cole Vision improved 0.9 percentage points compared to the first quarter 2000. The primary causes for the improvement were the increased average spectacle selling price at Cole Licensed Brands and Pearle, and the additional revenue from managed vision care. The gross margin rate at Things Remembered increased 1.8 percentage points compared to first quarter 2000 reflecting the improvement in average selling price due in part to not repeating last year’s aggressive clearance promotion.

      The increase in operating expenses for the first quarter was primarily due to costs incurred to support the increase in net revenue and the Target Optical expansion. Operating expenses as a percentage of net revenue were essentially flat between years. However, first quarter 2000 included a $1.8 million charge for severance costs recorded in connection with a headcount reduction at Cole Vision. Excluding last year’s severance charge, operating expenses as a percentage of net revenue increased 0.7 percentage points for the first quarter of 2001. The increase in operating expenses as a percentage of net revenue was primarily attributable to a 1.0 percentage point increase in payroll costs and a 0.2 percentage point increase in store occupancy costs partially offset by improved leverage in systems costs and other operating expenses. The increase in payroll as a percentage of net revenue reflected additional payroll costs incurred for training, improving customer satisfaction and selling and for the Target Optical expansion. The leverage loss in store occupancy costs was also a result of the Target Optical expansion.

      The increase in operating income was primarily attributable to the increase in net revenues and gross margin rates at both Cole Vision and Things Remembered, and to the severance charge included in fiscal 2000 results, which are discussed above. During the first quarter of fiscal 2001, 22 Target Optical locations were opened, bringing the total number to 139. The Company’s profit improvement for the first quarter was achieved after absorbing the increased losses from the continued expansion of Target Optical. While progress is being made, there is still much work to be done to build this start-up into an efficient and profitable chain.

      The decrease in interest and other (income) expense, net, was primarily the result of a $0.7 million gain from the sale of a Dallas facility no longer needed for Pearle’s operations. An income tax provision (benefit) was recorded in the first quarter of fiscal 2001 and fiscal 2000 using the Company’s estimated annual effective tax rates of 70% and 59%, respectively. The increase in rate approximates the full year effective rate realized in fiscal 2000.

Forward-Looking Information

      Certain sections of this Form 10-Q Report, including this Management’s Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecasted due to a variety of factors that can adversely affect the Company’s operating results, liquidity and financial condition such as risks associated with the timing and achievement of improvements in the operations of the optical business, the success of new store openings and the rate at which new stores achieve profitability, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, competition in the optical industry, integ ration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationship with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the business. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting Cole National Group, Inc. All forward-looking statements involve risk and uncertainty.

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

None.

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

Date: June 14, 2001