Form 10-Q
period 2001-08-04
COLE NATIONAL GROUP INC
filed 2001-09-18
CIK 909492

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 4, 2001, or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission file number 33-66342

COLE NATIONAL GROUP, INC.
 (Exact name of registrant as specified in its charter)

Delaware	34-1744334

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5915 Landerbrook Drive

Mayfield Heights, Ohio (Address of principal executive offices)	44124 (Zip code)

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

As of August 31, 2001, 1,100 shares of the registrant’s common stock, $.01 par value, were outstanding.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED AUGUST 4, 2001
INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of August 4, 2001 and February 3, 2001	1

	Consolidated Statements of Operations for the 13 and 26 weeks ended August 4, 2001 and July 29, 2000	2

	Consolidated Statements of Cash Flows for the 26 weeks ended August 4, 2001 and July 29, 2000	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	10

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	August 4,	February 3,
	2001	2001

Assets

Current assets:

Cash and cash equivalents	$34,523	$36,725

Accounts receivable, less allowance for doubtful accounts of $6,534 and $7,348, respectively	38,659	40,429

Current portion of notes receivable	4,269	4,272

Inventories	130,346	122,238

Refundable income taxes	547	571

Prepaid expenses and other	15,408	15,188

Deferred income tax benefits	2,040	2,009

Total current assets	225,792	221,432

Property and equipment, at cost	277,664	268,742

Less — accumulated depreciation and amortization	(150,584)	(145,723)

Total property and equipment, net	127,080	123,019

Notes receivable, excluding current portion, less reserves for uncollectible amounts of $3,945 and $4,537, respectively	4,630	6,573

Deferred income taxes and other assets	57,086	57,422

Intangible assets, net	148,680	151,588

Total assets	$563,268	$560,034

Liabilities and Stockholder’s Equity

Current liabilities:

Current portion of long-term debt	$75	$49

Accounts payable	56,146	55,644

Payable to affiliates, net	75,432	81,789

Accrued interest	6,272	6,337

Accrued liabilities	80,841	75,654

Accrued income taxes	3,418	502

Total current liabilities	222,184	219,975

Long-term debt, net of discount and current portion	274,266	274,262

Other long-term liabilities	11,214	11,506

Stockholder’s equity	55,604	54,291

Total liabilities and stockholder’s equity	$563,268	$560,034

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 4,	July 29,	August 4,	July 29,
	2001	2000	2001	2000

Net revenue	$273,348	$264,474	$543,639	$521,755

Costs and expenses:

Cost of goods sold	90,684	87,981	177,800	174,309

Operating expenses	163,364	159,648	329,399	317,826

Depreciation and amortization	9,513	9,285	18,822	18,596

Total costs and expenses	263,561	256,914	526,021	510,731

Operating income	9,787	7,560	17,618	11,024

Interest and other (income) expense:

Interest expense	6,863	6,859	13,764	13,741

Interest and other income	(315)	(103)	(1,251)	(236)

Total interest and other (income) expense, net	6,548	6,756	12,513	13,505

Income (loss) before income taxes	3,239	804	5,105	(2,481)

Income tax provision (benefit)	2,268	473	3,574	(1,464)

Net income (loss)	$971	$331	$1,531	$(1,017)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-Six Weeks Ended

	August 4,	July 29,
	2001	2000

Cash flows from operating activities:

Net income (loss)	$1,531	$(1,017)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	18,822	18,596

Non-cash interest, net	602	543

Gain on sale of fixed assets	(683)	—

Increases (decreases) in cash resulting from changes in operating assets and liabilities:

Accounts and notes receivable, prepaid expenses and other assets	3,332	2,924

Inventories	(8,108)	(16,354)

Accounts payable, accrued liabilities and other liabilities	5,743	2,377

Accrued interest	(65)	(114)

Accrued, refundable and deferred income taxes	2,838	5,852

Net cash provided by operating activities	24,012	12,807

Cash flows from investing activities:

Purchases of property and equipment, net	(19,906)	(17,605)

Proceeds from sale of fixed assets, net	4,712	—

Systems development costs	(4,578)	(3,851)

Other, net	(63)	(11)

Net cash used for investing activities	(19,835)	(21,467)

Cash flows from financing activities:

Repayment of long-term debt	(20)	(220)

Advances to affiliates, net	(6,151)	(1,227)

Payment of deferred financing fees	—	(375)

Other, net	(208)	(176)

Net cash used for financing activities	(6,379)	(1,998)

Cash and cash equivalents:

Net decrease during the period	(2,202)	(10,658)

Balance, beginning of the period	36,725	28,953

Balance, end of the period	$34,523	$18,295

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

     The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information not misleading. Results for interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended February 3, 2001.

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of August 4, 2001 and the results of operations and cash flows for the 26 weeks ended August 4, 2001 and July 29, 2000.

Inventories

     The accompanying interim consolidated financial statements have been prepared without physical inventories.

Cash Flows

     Net cash flows from operating activities reflect cash payments for income taxes and interest of $716,000 and $13,228,000 respectively, for the 26 weeks ended August 4, 2001, and $442,000 and $13,117,000 respectively, for the 26 weeks ended July 29, 2000.

Total Other Comprehensive Income (Loss)

     Total other comprehensive income (loss) for the 13 and 26 weeks ended August 4, 2001 and July 29, 2000 is as follows (000’s omitted):

	Thirteen Weeks		Twenty-Six Weeks

	2001	2000	2001	2000

Net income (loss)	$971	$331	$1,531	$(1,017)

Cumulative translation income (loss)	(9)	24	(218)	(185)

Total comprehensive income (loss)	$962	$355	$1,313	$(1,202)

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(2) Segment Information

     Information on the Company’s reportable segments is as follows (000’s omitted):

	Thirteen Weeks		Twenty-Six Weeks

	2001	2000	2001	2000

Net revenue:

Cole Vision	$200,714	$190,359	$417,095	$396,984

Things Remembered	72,634	74,115	126,544	124,771

Consolidated net revenue	$273,348	$264,474	$543,639	$521,755

Operating income (loss):

Cole Vision	$1,426	$(962)	$12,806	$8,487

Things Remembered	10,434	11,887	9,366	9,509

Total segment operating income	11,860	10,925	22,172	17,996

Unallocated amounts:

Corporate expenses	(2,073)	(3,365)	(4,554)	(6,972)

Consolidated operating income	9,787	7,560	17,618	11,024

Interest and other income, net	(6,548)	(6,756)	(12,513)	(13,505)

Income (loss) before income taxes	$3,239	$804	$5,105	$(2,481)

Item 2. Management’s Discussion and Analysis of Financial Condition and results of Operations

     Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

     The following is a discussion of certain factors affecting the Company’s results of operations for the 13 and 26 week periods ended August 4, 2001 and July 29, 2000 (the Company’s second quarter and first six months, respectively). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended February 3, 2001 included in the annual report on Form 10-K.

     Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 3, 2001 is referred to as “fiscal 2000.” The current fiscal year, which will end February 2, 2002, is referred to as “fiscal 2001.”

Results of Operations

     The following table sets forth certain operating information for the second quarter and first six months of fiscal 2001 and fiscal 2000 (dollars in millions):

	Second Quarter			First Six Months

	2001	2000	Change	2001	2000	Change

Net revenue:

Cole Vision	$200.7	$190.4	5.4%	$417.1	$397.0	5.1%

Things Remembered	72.6	74.1	(2.0)	126.5	124.8	1.4

Total net revenue	$273.3	$264.5	3.4%	$543.6	$521.8	4.2%

Gross margin	$182.7	$176.5	3.5%	$365.8	$347.4	5.3%

Operating expenses	163.4	159.6	2.3	329.4	317.8	3.6

Depreciation and amortization	9.5	9.3	2.5	18.8	18.6	1.2

Operating income	$9.8	$7.6	29.4%	$17.6	$11.0	59.8%

Percentage of net revenue:

Gross margin	66.8%	66.7%	0.1	67.3%	66.6%	0.7

Operating expenses	59.7	60.3	(0.6)	60.6	60.9	(0.3)

Depreciation and amortization	3.5	3.5	—	3.5	3.6	(0.1)

Operating income	3.6%	2.9%	0.7	3.2%	2.1%	1.1

Number of retail locations at the end of the period:

Cole Licensed Brands	1,224	1,106

Pearle company-owned	435	446

Pearle franchised	416	425

Total Cole Vision	2,075	1,977

Things Remembered	780	788

Total Cole National	2,855	2,765

     The increases in consolidated net revenue for the second quarter and first six months were primarily attributable to increases in comparable store sales at Cole Vision, an increase in the number of Target Optical locations and additional managed vision care revenue. The second quarter revenue increase at Cole Vision was partially offset by a sales decrease at Things Remembered caused by the general slowdown in mall traffic and the calendar shift that benefited first quarter of fiscal 2001 as it ended one week closer to Mother’s Day, an important gift giving occasion. Changes in comparable store sales by business compared to the same periods a year ago were:

	Second Quarter	First Six Months

Cole Licensed Brands (U.S.)	1.6%	3.3%

Pearle U.S. company-owned	3.5%	2.3%

Total Cole Vision	1.8%	2.2%

Things Remembered	(1.6%)	(0.8%)

Total Cole National	0.8%	1.4%

Pearle U.S. franchise stores	(0.2%)	(1.1%)

Pearle U.S. chain-wide	1.5%	0.5%

     At Cole Licensed Brands, the second quarter and first six months comparable store sales increases primarily reflect an increase in the average spectacle selling price. Comparable store sales for the second quarter increased despite the fact that this year’s National Eye Exam Month promotion at Sears Optical will run exclusively in the third quarter rather than beginning in the second quarter as it did last year. At Pearle company-owned stores, the second quarter comparable store sales increase was driven by the average spectacle selling price and an increase in the number of transactions. For the first six months, company-owned comparable store sales were primarily driven by an increase in average spectacle selling price that was due, in part, to not repeating a “50% off frame” promotion that ran during the entire first quarter of fiscal 2000. At Things Remembered, comparable store sales for the first six months decreased, in part, from not repeating February 2000’s aggressive merchandise clearance promotion and from the general slowdown in mall traffic. However, average selling price increased as a result of sales of new merchandise at higher average unit retails, more personalization and not repeating last year’s February promotion.

     The gross margin dollar increase for the second quarter resulted from increased net revenue and gross margin rate at Cole Vision partially offset by decreased net revenue and gross margin rate at Things Remembered. The gross margin dollar increase for the first six months resulted from improvements in net revenue and gross margin rate at both Cole Vision and Things Remembered. The gross margin rate at Cole Vision improved 0.5 and 0.8 percentage points for the second quarter and first six months of fiscal 2001 compared to the same periods last year. The primary causes for the improvement were the increased average spectacle selling price and the additional revenue from managed vision care. The gross margin rate at Things Remembered decreased 0.5 percentage points in the second quarter of fiscal 2001 compared to the same period last year as a result of various promotional activities undertaken to stimulate sales. The gross margin rate for the first six months improved 0.4 percentage points reflecting the improvement in average selling price due in part to not repeating last year’s first quarter aggressive clearance promotion.

     The increases in operating expenses for the second quarter and first six months were primarily due to costs incurred to support the increases in net revenue and the Target Optical expansion. Operating expenses as a percentage of net revenue decreased by 0.6 and 0.3 percentage points in the second quarter and first six months compared to the same periods last year. The second quarter improvement was a result of leveraging non-store overhead and Cole Vision’s advertising expense, as well as improved efficiencies in the cost per managed vision care claim processed. Partially offsetting these gains were a 1.1 percentage point increase in payroll costs and a 0.2 percentage point increase in store occupancy costs due to the Target Optical expansion and additional payroll costs incurred for training, improving customer satisfaction and selling. Excluding a $1.8 million first quarter severance charge in fiscal 2000, operating expenses as a percentage of net revenue for the first six months were essentially flat to last year.

     The increase in operating income for the second quarter was primarily attributable to the increases in net revenues and gross margin rates at Cole Vision and the improvement in operating expense leverage. For the first six months, the increase in operating income resulted from increases in net revenue and gross margin rates at both Cole Vision and Things Remembered and the severance charge included in fiscal 2000 results. During the first six months of fiscal 2001, 60 Target Optical locations were opened, bringing the total number to 177. The Company’s profit improvement for the second quarter and first six months was achieved after absorbing the increased losses from the continued expansion of Target Optical.

     The decrease in six month interest and other (income) expense, net, was primarily the result of a $0.7 million first quarter gain from the sale of a Dallas facility no longer needed for Pearle’s operations. An income tax provision (benefit) was recorded in the first six months of fiscal 2001 and fiscal 2000 using the Company’s estimated annual effective tax rates of 70% and 59%, respectively.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This standard requires that companies stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standard generally will be effective for the Company in the first quarter of fiscal 2002. The Company is in the process of quantifying the impact of adopting each of the provisions of SFAS 142.

     Upon adoption of SFAS 142, the Company expects to stop amortizing goodwill and tradenames. Based on the current level of these assets, this would reduce annual amortization expense by approximately $5.7 million. Because a substantial portion of the goodwill amortization is nondeductible for tax purposes, the impacts of stopping goodwill and tradename amortization would be to reduce the Company’s annual effective tax rate and to increase its annual net income.

     The FASB has also issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and No. 143 “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 141 changes the accounting for business combinations by, among other things, prohibiting the use of the pooling of interests method. SFAS 143 provides guidance for legal obligations arising from the retirement of long-lived assets. Neither of these standards is expected to have a material affect on the Company’s financial position or operations.

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

Date: September 18, 2001