Form 10-Q
period 2001-11-03
COLE NATIONAL GROUP INC
filed 2001-12-10
CIK 909492

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 3, 2001, or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to ____________________.

Commission file number 1-12814

COLE NATIONAL GROUP (Exact name of registrant as specified in its charter)

Delaware	34-1453189
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

5915 Landerbrook Drive
Mayfield Heights, Ohio	44124
(Address of principal executive offices)	(Zip code)

(440) 449-4100 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X    YES      NO

As of November 30, 2001, 1,100 shares of the registrant’s common stock were outstanding.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED NOVEMBER 3, 2001
INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of November 3, 2001 and February 3, 2001	1

	Consolidated Statements of Operations for the 13 and 39 weeks ended November 3, 2001 and October 28, 2000	2

	Consolidated Statements of Cash Flows for the 39 weeks ended November 3, 2001 and October 28, 2000	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	9

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	November 3,	February 3,
	2001	2001

Assets
Current assets:
Cash and cash equivalents	$21,612	$36,725
Accounts receivable, less allowance for doubtful accounts of $5,685 and $7,348, respectively	37,581	40,429
Current portion of notes receivable	4,269	4,272
Inventories	135,806	122,238
Refundable income taxes	519	571
Prepaid expenses and other	15,261	15,188
Deferred income tax benefits	2,040	2,009

Total current assets	217,088	221,432

Property and equipment, at cost	282,148	268,742
Less — accumulated depreciation and amortization	(153,552)	(145,723)

Total property and equipment, net	128,596	123,019

Notes receivable, excluding current portion, less reserves for uncollectible amounts of $4,071 and $4,537, respectively	3,905	6,573
Deferred income taxes and other assets	56,185	57,422
Intangible assets, net	147,231	151,588

Total assets	$553,005	$560,034

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$65	$49
Accounts payable	60,559	55,644
Payable to affiliates, net	75,572	81,789
Accrued interest	7,233	6,337
Accrued liabilities	71,363	75,654
Accrued income taxes	(845)	502

Total current liabilities	213,947	219,975

Long-term debt, net of discount and current portion	274,292	274,262

Other long-term liabilities	11,179	11,506

Stockholder’s equity	53,587	54,291

Total liabilities and stockholder’s equity	$553,005	$560,034

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 3,	October 28,	November 3,	October 28,
	2001	2000	2001	2000

Net revenue	$261,488	$255,901	$805,127	$777,656
Costs and expenses:
Cost of goods sold	86,906	83,450	264,706	257,759
Operating expenses	163,771	158,519	493,170	476,345
Depreciation and amortization	9,775	9,278	28,597	27,874

Total costs and expenses	260,452	251,247	786,473	761,978

Operating income	1,036	4,654	18,654	15,678
Interest and other (income) expense:
Interest expense	6,907	7,035	20,671	20,776
Interest and other income	(189)	(18)	(1,440)	(254)

Total interest and other (income) expense, net	6,718	7,017	19,231	20,522

Loss before income taxes	(5,682)	(2,363)	(577)	(4,844)
Income tax benefit	(3,978)	(1,927)	(404)	(3,391)

Net loss	$(1,704)	$(436)	$(173)	$(1,453)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended

	November 3,	October 28,
	2001	2000

Cash flows from operating activities:
Net loss	$(173)	$(1,453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,597	27,874
Non-cash interest, net	901	837
Gain on sale of fixed assets	(683)	—
Increases (decreases) in cash resulting from changes in operating assets and liabilities:
Accounts and notes receivable, prepaid expenses and other assets	5,347	5,020
Inventories	(13,568)	(30,545)
Accounts payable, accrued liabilities and other liabilities	642	(1,663)
Accrued interest	896	1,006
Accrued, refundable and deferred income taxes	(1,397)	4,112

Net cash provided by operating activities	20,562	5,188

Cash flows from investing activities:
Purchases of property and equipment, net	(27,860)	(23,087)
Proceeds from sale of fixed assets, net	4,712	—
Systems development costs	(5,826)	(5,567)
Other, net	(213)	53

Net cash used for investing activities	(29,187)	(28,601)

Cash flows from financing activities:
Proceeds from working capital borrowings	—	8,500
Repayment of long-term debt	(30)	(281)
Advances to affiliates, net	(5,938)	(3,623)
Payment of deferred financing fees	—	(377)
Other, net	(520)	(435)

Net cash provided by (used for) financing activities	(6,488)	3,784

Cash and cash equivalents:
Net decrease during the period	(15,113)	(19,629)
Balance, beginning of the period	36,725	28,953

Balance, end of the period	$21,612	$9,324

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

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of November 3, 2001 and the results of operations and cash flows for the 39 weeks ended November 3, 2001 and October 28, 2000.

Inventories

     The accompanying interim consolidated financial statements have been prepared without physical inventories.

Cash Flows

     Net cash flows from operating activities reflect cash payments for income taxes and interest of $981,000 and $18,874,000 respectively, for the 39 weeks ended November 3, 2001, and $843,000 and $18,934,000, respectively, for the 39 weeks ended October 28, 2000.

Total Other Comprehensive Income (Loss)

     Total other comprehensive income (loss) for the 13 and 39 weeks ended November 3, 2001 and October 28, 2000 is as follows (000’s omitted):

	Thirteen Weeks		Thirty-Nine Weeks

	2001	2000	2001	2000

Net loss	$(1,704)	$(436)	$(173)	$(1,453)
Cumulative translation loss	(313)	(271)	(531)	(455)

Total comprehensive loss	$(2,017)	$(707)	$(704)	$(1,908)

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(2) Segment Information

     Information on the Company’s reportable segments is as follows (000’s omitted):

	Thirteen Weeks		Thirty-Nine Weeks

	2001	2000	2001	2000

Net revenue:
Cole Vision	$208,049	$200,338	$625,144	$597,322
Things Remembered	53,439	55,563	179,983	180,334

Consolidated net revenue	$261,488	$255,901	$805,127	$777,656

Operating income (loss):
Cole Vision	$5,242	$6,913	$18,048	$15,400
Things Remembered	(1,571)	307	7,795	9,816

Total segment operating income	3,671	7,220	25,843	25,216
Unallocated amounts:
Corporate expenses	(2,635)	(2,566)	(7,189)	(9,538)

Consolidated operating income	1,036	4,654	18,654	15,678
Interest and other income, net	(6,718)	(7,017)	(19,231)	(20,522)

Loss before income taxes	$(5,682)	$(2,363)	$(577)	$(4,844)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

     The following is a discussion of certain factors affecting the Company’s results of operations for the 13 and 39 week periods ended November 3, 2001 and October 28, 2000 (the Company’s third quarter and first nine months, respectively). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended February 3, 2001 included in the Company’s annual report on Form 10-K.

     Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 3, 2001 is referred to as “fiscal 2000.” The current fiscal year, which will end February 2, 2002, is referred to as “fiscal 2001.”

Results of Operations

     The following table sets forth certain operating information for the third quarter and first nine months of fiscal 2001 and fiscal 2000 (dollars in millions):

	Third Quarter			First Nine Months

	2001	2000	Change	2001	2000	Change

Net Revenue:
Cole Vision	$208.1	$200.3	3.8%	$625.1	$597.4	4.7%
Things Remembered	53.4	55.6	(3.8)	180.0	180.3	(0.2)

Total net revenue	$261.5	$255.9	2.2%	$805.1	$777.7	3.5%
Gross margin	$174.6	$172.5	1.2%	$540.4	$519.9	3.9%
Operating expenses	163.8	158.5	3.3	493.1	476.3	3.5
Depreciation and amortization	9.8	9.3	5.4	28.6	27.9	2.6

Operating income	$1.0	$4.7	(77.7)%	$18.7	$15.7	19.0%

Percentage of net revenue:
Gross margin	66.8%	67.4%	(0.6)	67.1%	66.9%	0.2
Operating expenses	62.7	62.0	0.7	61.2	61.3	(0.1)
Depreciation and amortization	3.7	3.6	0.1	3.6	3.6	—

Operating income	0.4%	1.8%	(1.4)	2.3%	2.0%	0.3

Number of retail locations at the end of the period:
Cole Licensed Brands	1,279	1,161
Pearle company-owned	430	444
Pearle franchised	423	423

Total Cole Vision	2,132	2,028
Things Remembered	790	794

Total Cole National	2,922	2,822

     The increases in consolidated net revenue for the third quarter and first nine months of fiscal 2001 were primarily attributable to increases in comparable store sales at Cole Vision, an increase in the number of Target Optical locations and additional managed vision care revenue, partially offset by a sales decrease at Things Remembered caused by the general slowdown in mall traffic. Revenue at all businesses was unfavorably impacted by consumer responses to the terrorist activities of September 11 and the general economic slowdown. Changes in comparable store sales by business compared to the same periods a year ago were:

	Third Quarter	First Nine Months

Cole Licensed Brands U.S.	2.4%	3.0%
Pearle U.S. Company-owned	2.2%	2.3%
Total Cole Vision	1.7%	2.1%
Things Remembered	(4.8)%	(2.1)%
Total Cole National	0.2%	1.0%

Pearle U.S. franchise stores	1.1%	(0.4)%
Pearle U.S. chain-wide	1.6%	0.8%

     At Cole Licensed Brands and Pearle company-owned stores, comparable store sales increases for the third quarter and first nine months primarily reflect increases in the average spectacle selling prices. At Cole Licensed Brands, third quarter comparable store sales also reflect the fact that this year’s National Eye Exam Month promotion at Sears Optical ran exclusively in the third quarter rather than beginning in the second quarter as it had last year. At Pearle company-owned stores, the increase in average spectacle selling price for the first nine months was due, in part, to not repeating a “50% off frame” promotion that ran during the entire first quarter of fiscal 2000. At Things Remembered, comparable store sales for the first nine months decreased, in part, from the general slowdown in mall traffic and from not repeating February 2000’s aggressive merchandise clearance promotion. However, the average selling price increased as a result of sales of new merchandise at higher average unit retails, more personalization and not repeating last year’s February promotion. The increase in Things Remembered`s average selling price for the third quarter was tempered by added promotions to stimulate business following September 11. The general slowdown in mall traffic has continued in the fourth quarter and Things Remembered’s full year results will be heavily dependent on the Christmas selling season.

     The gross margin dollar increase for the third quarter resulted from increased net revenue at Cole Vision partially offset by a lower gross margin rate at Cole Vision and decreased net revenue at Things Remembered. The gross margin dollar increase for the first nine months resulted from increased net revenue at Cole Vision and improvements in gross margin rate at both Cole Vision and Things Remembered. The gross margin rate at Cole Vision declined 0.7 percentage points for the third quarter compared to the same period last year primarily because more customers selected merchandise from Cole Licensed Brand’s new, higher cost frame assortment at Sears. Additional revenue from managed vision care partially offset the third quarter decline in frame margins and resulted in the 0.3 percentage point improvement in gross margin rate at Cole Vision for the first nine months of fiscal 2001 compared to the same period last year. Going forward, introduction of new Sears private label frames is expected to address the decline in gross margin rate that affected the third quarter. The gross margin rate at Things Remembered was even in the third quarter of fiscal 2001 compared to the same period last year despite various promotional activities undertaken to stimulate sales after September 11. The gross margin rate for the first nine months improved 0.3 percentage points reflecting the improvement in average selling price due in part to not repeating last year’s first quarter aggressive clearance promotion.

     The increases in operating expenses for the third quarter and first nine months of fiscal 2001 were primarily due to costs incurred to support the increases in net revenue and the Target Optical expansion. The Company has opened 111 new Target Optical stores since the third quarter of fiscal 2000. As a percentage of net revenue, operating expenses increased by 0.7 percentage points in the third quarter compared to the same period last year. This decrease in leverage resulted primarily from the level of sales growth in relation to store operating expenses and the Target Optical expansion. The Company experienced a 1.3 percentage point increase in payroll costs and a 0.5 percentage point increase in store occupancy costs, which were partially offset by a leverage gain from reduced advertising expenditures in all businesses. Operating expenses as a percentage of net revenue were essentially even for the first nine months of fiscal 2001 compared to the same period last year as the decreased leverage for third quarter offset previous year to date improvements from leveraging non-store overhead and improved efficiencies in the cost per managed vision care claim processed. Last year, operating expenses also included a $1.8 million first quarter severance charge in connection with personnel reductions at Cole Vision.

     The Company’s operating results for the third quarter and first nine months of fiscal 2001 includes the absorption of increased losses from the continued expansion of Target Optical. During the first nine months of fiscal 2001, 106 Target Optical locations were opened, bringing the total number to 223. The decrease in operating income for the third quarter was also attributable to the modest growth in net revenues and the decrease in gross margin rates at Cole Vision. The increase in operating income for the first nine months resulted from increases in net revenue at Cole Vision, improved gross margin rates at both Cole Vision and Things Remembered and the severance charge included in fiscal 2000 results.

     The decrease in nine month interest and other (income) expense, net, was primarily the result of a $0.7 million first quarter gain from the sale of a Dallas facility no longer needed for Pearle’s operations. An income tax benefit was recorded in the first nine months of fiscal 2001 and fiscal 2000 using the Company’s estimated annual effective tax rate of 70%.

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

     Upon adoption of SFAS 142, the Company expects to stop amortizing goodwill and tradenames. Based upon the current level of these assets, this would reduce annual amortization expense by approximately $5.7 million. Because a substantial portion of the goodwill amortization is nondeductible for tax purposes, the impact of stopping goodwill and tradename amortization would be to reduce the Company’s annual effective tax rate and to increase its annual net income.

     The FASB has also issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), No. 143 “Accounting for Asset Retirement Obligations” (SFAS 143) and No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 141 changes the accounting for business combinations by, among other things, prohibiting the use of the pooling of interests method. SFAS 143 provides guidance for legal obligations arising from the retirement of long-lived assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. None of these standards is expected to have a material effect on the Company’s financial position or operations.

Forward-Looking Information

     Certain sections of this Form 10-Q Report, including this Management’s Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecasted due to a variety of factors that can adversely affect the Company’s operating results, liquidity and financial condition such as risks associated with the timing and achievement of improvements in the operations of the optical business, the nature and extent of disruptions of the economy from terrorists activities and from governmental and consumer responses to such acts, the success of new store openings and the rate at which new stores achieve profitability, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationship with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company’s business. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting Cole National Group, Inc. All forward-looking statements involve risk and uncertainty.

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

COLE NATIONAL GROUP, INC

By:	/s/Tracy L. Burmeister

Tracy L. Burmeister Vice President, Accounting and Reporting (Duly Authorized Officer and Principal Accounting Officer)

Date:  December 10, 2001