Form 10-K
period 2002-02-02
COLE NATIONAL GROUP INC
filed 2002-04-16
CIK 909492

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 2, 2002, or

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

As of March 29, 2002, 1,100 shares of the registrant’s common stock, $.01 par value, were outstanding.

Documents incorporated by reference: None

PART I

Item 1. Business

General

         Cole National Group, Inc., a wholly owned subsidiary of Cole National Corporation, was incorporated as a Delaware corporation in July 1993 as a successor to companies that began operations approximately 60 years ago. Cole National Group is a leading provider of vision care products and services, managed vision care programs and personalized gifts with 2,917 retail locations in 50 states, Canada and the Caribbean. References herein to the “Company” include Cole National Group, its direct and indirect subsidiaries, and its predecessor companies. The Company’s retail vision locations do business primarily under the names “Pearle Vision”, “Sears Optical”, “Target Optical” and “BJ’s Optical” and its managed vision care programs are offered primarily through Cole Managed Vision. Collectively these businesses are referred to herein as “Cole Vision.” Personalized gifts are offered through retail locations, e-commerce and catalogs by Things Remembered. The Company believes that, based on industry data, it is one of the largest retail optical companies in the world and operates the only nationwide chain of personalized gift stores. The Company differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations.

Cole Vision

         Cole Vision contributed 75% of the Company’s net revenue in fiscal 2001 with 2,143 company-owned and franchised retail locations throughout the United States, Canada and the Caribbean as of February 2, 2002. The Cole Managed Vision programs provide vision care benefits to participants through access to a network of company-owned, franchised and third-party optical locations.

Cole Licensed Brands

         Cole Licensed Brands operates principally under the “Sears Optical”, “Target Optical” and “BJ’s Optical” names. As of February 2, 2002, Cole Licensed Brands operated 1,280 retail locations in 47 states and Canada, including 816 departments on the premises of Sears department stores, 124 freestanding Sears Optical stores, 116 departments in BJ’s Wholesale Club stores, and 224 departments in Target stores. Retail locations are generally operated under a lease or license arrangement through which the host store collects the sales receipts, retains an agreed upon percentage of sales and remits the remainder on a weekly or monthly basis.

         Locations are, in most cases, retail eyecare stores offering brand name and private label prescription eyeglasses, contact lenses and accessories, which make available services of a doctor of optometry who performs complete eye examinations and prescribes eyeglasses and contact lenses. Most optical departments, which are typically 1,000 square feet in size, operate with a department manager and support staff of one to seven associates depending on store sales volume. In a majority of the stores, eye examination services are available from independent doctors of optometry, as is often required by state law, with the remainder being employed by Cole Licensed Brands.

         Each of the United States retail locations is computer linked to six centralized laboratory facilities, which grind, cut and fit lenses to order and ship them to the stores. The Canadian retail locations are served by a centralized laboratory located near Toronto. Next day delivery is provided on most eyewear when requested by customers. All of the frames and most lenses used in eyeglasses are purchased from outside suppliers, both in the United States and several foreign countries.

         A variety of marketing and promotional efforts, primarily host advertising, newspaper, direct mail, magazines and yellow pages are used to build and maintain the customer base for each of the Cole Licensed Brands stores. Host advertising includes the placement of promotional material within sales circulars or credit card billings sent out by the host store to its customers.

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

Pearle

         At February 2, 2002, Pearle’s operations consisted of 423 company-owned and 440 franchised stores located in 45 states, Canada, and the Caribbean. Most Pearle stores operate in either an “Express” or “Mainline” store format. Express stores contain a full surfacing lab that can produce most glasses in approximately one hour. Mainline stores can produce over 50% of prescriptions on-site in approximately one hour. Other prescriptions are sent to Pearle’s central laboratory in Dallas. At February 2, 2002, 275 of the company-owned stores and 129 of the franchised stores were Express, with the balance being Mainline.

         The Express stores typically are located in high traffic freestanding, strip centers and mall locations with most stores averaging 3,000 square feet. The Express stores are usually staffed with a manager and a support staff of four to eight associates. Mainline stores have an average size of 1,700 square feet and are also located in freestanding buildings, or in smaller strip or regional centers. Mainline stores are usually staffed with a manager and two to three associates. Most Pearle stores make exams available by on site doctors of optometry with approximately 80% leasing space from Pearle on an independent basis with most of the remaining being direct employees of Pearle. In California, eye exams are provided by doctors of optometry employed by Pearle Vision Care, Inc. a licensed health care service plan.

         Pearle’s marketing strategy employs a wide range of media at both the national and local levels. The franchised and company-owned stores each contribute a percentage of revenues to Pearle’s marketing budget with a significant amount of Pearle’s marketing expenditures devoted to television. Pearle’s brand positioning of high quality eyecare products and services has been reinforced by an advertising and promotions program, which includes Pearle’s long standing advertising slogan: “Nobody Cares for Eyes More Than Pearle”.

         Pearle operates a central lab and distribution center in Dallas that inventories and distributes a comprehensive product line, including frames, eyeglass lenses, contact lenses, optical supplies and eyewear accessories to company-owned and franchised locations.

         Pearle has maintained a franchise program since 1980. Most of the franchised stores are single store franchise operations, with no franchisee operating more than ten stores. Each franchisee is required to enter into a franchise agreement requiring payment of an initial franchise fee. The term of the typical franchise agreement is equal to the lesser of ten years or the term of the underlying base lease. Royalty and advertising contributions typically have been based on a percentage of the franchisee’s gross revenues from the retail operation, excluding nonsurgical professional fees and third party revenues. The total monthly advertising contribution is distributed to Pearle’s system-wide advertising fund and the local co-op market advertising fund. Franchisees are generally eligible to participate in Cole Vision’s managed vision care programs. In fiscal 2001, 27 new franchise locations were opened.

Cole Managed Vision

         Cole Vision’s managed vision care programs provide comprehensive eyecare benefits primarily marketed directly to large employers, HMOs and other organizations. Its Vision One discount program gives plan sponsors the opportunity to offer their members a group discount at locations within Cole’s managed vision care network with minimal direct cost to the plan sponsor. It also offers enhanced programs to plan sponsors to provide their members with prepaid eye examinations, as well as pricing discounts or funded materials benefits.

         Cole Managed Vision offers multiple provider panels to its clients, including a network of more than 20,000 providers. Managed vision care programs generated approximately 37% of Cole Vision’s revenues in fiscal 2001.

Things Remembered

         Things Remembered contributed 25% of the Company’s net revenue in fiscal 2001. As of February 2, 2002, Things Remembered operated 774 stores and kiosks generally located in large, enclosed shopping malls located in 46 states. Each location carries a wide assortment of engravable items and provides “while you shop” personalization services for any occasion including holiday, wedding, business recognition and other special occasion gift events. Engraving is offered for items purchased at the store as well as for items purchased elsewhere. Customers can also access Things Remembered’s broad gift assortment through its catalogs (1-800-274-7367) and its e-commerce site, www.thingsremembered.com.

         Merchandise sold at Things Remembered stores and through the catalog and internet consists of a broad selection of moderately priced gift categories and items at prices generally ranging from $15 to $150. The gift offerings include writing instruments, clocks, music boxes, picture frames and albums, executive desk sets and accessories, engravable jewelry, glassware, lighters, keys and key rings, door knockers and Christmas ornaments. Things Remembered features brand name merchandise as well as higher margin private label merchandise. At some locations computer-controlled embroidery equipment is utilized for the personalization of merchandise, such as throws, pillows, polo shirts, bathrobes, jackets, baby apparel and baby blankets. These softgoods are also available in most of Things Remembered’s other locations with personalization services provided from a central fulfillment facility.

         At February 2, 2002, Things Remembered locations consisted of 456 stores and 318 kiosks. The typical store consists of about 1,300 square feet, while kiosks, which are units generally located in the center of the common mall area, are typically 200 square feet in size.

         Things Remembered locations are usually operated by one or two employees during nonpeak periods and up to 15 employees during the peak Christmas season. Locations typically employ a store manager on a full-time basis, an assistant store manager on a full or part-time basis and the balance of employees are part-time sales associates.

         Nearly all locations are equipped with computerized engravers and key duplicating machines. Most stores also have equipment for etching glassware items. All locations are equipped with point-of-sale terminals.

         Most of Things Remembered’s store merchandise is shipped through its centralized warehouse and distribution facility located near Youngstown, Ohio. The warehouse utilizes a computerized carousel system to automate the process of locating merchandise needed to fulfill store orders. Systems and support are also provided to handle e-commerce, catalog and direct mail fulfillment.

Purchasing

         The merchandise, supplies and component parts required for the various products sold by the Company are purchased from a large number of suppliers and manufacturers and are generally readily available. In most cases, such purchases are not made under long-term contracts. The Company believes that the loss of any one supplier or manufacturer would not have a material adverse effect on its operations.

Competition

         The Company operates in highly competitive businesses. Cole Vision competes with other optical companies, private ophthalmologists, optometrists and opticians and HMOs and other managed vision care companies in a highly fragmented marketplace on the basis of the service it provides, as well as price and product quality. In addition, Pearle competes on the basis of its highly recognized brand name and one-hour express service. The Company believes that, based on industry data, Cole Vision is one of the largest optical retail companies in the world. Although Things Remembered operates the only nationwide chain of gift stores offering “while you shop” gift engraving, key duplicating, glass etching and monogramming, as well as related merchandise, it competes with many other retailers that sell gift items. Things Remembered competes with such other retailers primarily on the basis of the value-added point of sale services, as well as price and product quality. Some competitors have greater financial resources than the Company.

Employees

         As of February 2, 2002, the Company and its subsidiaries had approximately 9,600 full-time employees. This full-time work force is supplemented by 7,400 part-time and seasonal employees. Approximately 140 Pearle employees are represented by labor unions. The Company considers its present labor relations to be satisfactory.

Segment Information

         Information for the Company’s two reportable segments and geographical information are contained in Note 8 of the Notes to Consolidated Financial Statements.

Item 2. Properties

         The Company leases its executive offices in Mayfield Heights, Ohio.

         In January 2001, the Company completed a third party sale and leaseback of its office facility in Twinsburg, Ohio, which comprises approximately 175,000 square feet of space. The lease expires in 2019 and includes two options to renew for ten-year terms. Cole Vision’s home office functions are located in this facility.

         All Cole Licensed Brands retail locations are leased or operated under a license with the host store, and none of the individual retail locations is material to operations. Leases for departments operated in Sears, Target and BJ’s Wholesale Club stores are terminable upon relatively short notice. Freestanding stores operated under the name “Sears Optical” are leased for five year terms.

         Cole Licensed Brands leases six optical laboratory facilities, located in Columbus, Ohio; Knoxville, Tennessee (two); Memphis, Tennessee; Salt Lake City, Utah; and Richmond, Virginia, pursuant to leases expiring (including renewal options) between 2005 and 2017.

         Pearle leases most of their retail stores under noncancelable operating leases with terms generally ranging from five to ten years and which generally contain renewal options for additional periods. Pearle is the principal lessee on a majority of stores operated by franchisees who sublease the facilities from Pearle.

         In January 2002, Pearle completed a sale and leaseback of its Dallas Support Center, which comprises approximately 129,000 square feet of laboratory and distribution facilities. The lease expires in 2017 and includes four options to renew for five-year terms. An adjoining office facility no longer used for operations was sold in April 2001. Pearle also owns a small headquarters and laboratory in Puerto Rico.

         Cole Vision also leases a home office, an optical laboratory and a distribution facility, near Toronto, Ontario for its Canadian operations pursuant to leases expiring in 2004.

         Leases for Things Remembered stores and kiosks are generally for terms of ten and five years, respectively. Things Remembered’s home office functions are located in a 50,000 square foot leased facility in Highland Heights, Ohio. The lease expires (including renewal options) in 2007. Things Remembered leases its 210,000 square foot warehouse and distribution facility located near Youngstown, Ohio. The lease expires in 2013 and includes three options to renew for five-year terms.

Item 3. Legal Proceedings

         From time to time during the ordinary course of business, the Company is threatened with, or may become a party to a variety of legal actions and other proceedings incidental to its business.

         A complaint was filed on February 14, 2002 in the Superior Court of California, County of San Diego against Cole National Corporation, its affiliates and certain of its officers by the Attorney General of the State of California. An amended complaint was filed on February 22, 2002. The case, captioned State of California v. Cole National Corporation, Cole National Group, Inc., Cole Vision Corporation, Cole Vision Services, Inc., Pearle, Inc., Pearle Vision, Inc., Pearle Visioncare, Inc., Stanley Pearle, Jeffrey Cole, Peggy Deal, Joseph Gaglioti, Steven Holden, Dennis Osgood, Larry Pollock, David Sherriff and David Stefko, Case No. GIC783135, alleges claims for various statutory violations related to the operation of 24 Pearle Vision Centers in California. The claims include untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises by a registered dispensing optometrist, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships between dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief.

         The case is in its very early stages. The Company intends to defend the suit vigorously and believes it is in compliance with California law. The Company believes that the outcome of the suit will not be material to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

         Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

         The Registrant is a wholly owned subsidiary of Cole National Corporation and has no equity securities that trade.

         The covenants in certain debt instruments to which the Company and certain of its subsidiaries are parties restrict the ability of the Company and such subsidiaries to make distributions to Cole National Corporation or the Company, respectively. A credit facility to which the Company and its subsidiaries are parties permits payment of dividends by the Company’s subsidiaries to the Company annually of up to $8.0 million plus 0.25% of the net annual sales of the Company’s subsidiaries to meet expenses of the Company or Cole National Corporation, together with amounts necessary to pay principal and interest on the Company’s 8-5/8% Senior Subordinated Notes due 2007 and 9-7/8% Senior Subordinated Notes due 2006 and to meet tax obligations. In addition, dividends of up to $30.0 million are permitted to repurchase the 8-5/8% notes and/or 9-7/8% notes.

         So long as no default or event of default has occurred under the indentures relating to the 8-5/8% notes and/or the 9-7/8% notes and the Company has met a specified fixed charge coverage ratio test, payments of dividends to Cole National Corporation of amounts contributed by Cole National Corporation to the equity of the Company subsequent to September 30, 1993, plus up to one-half of the consolidated net income of the Company since October 31, 1993 are permitted. No dividends were paid during 2001, 2000 or 1999.

Item 6. Selected Financial Data

         Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         Certain information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

         Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 2, 2002 is referred to as “fiscal 2001.” Fiscal 2001 and fiscal 1999 each consisted of a 52-week period, and fiscal 2000 consisted of a 53-week period.

         The Company has two reportable segments: Cole Vision, which accounted for 75% of total revenue in fiscal 2001, and Things Remembered, which accounted for 25% of total revenue in fiscal 2001. Most of Cole Vision’s revenue represents sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle retail locations. Cole Vision’s revenue also includes sales of merchandise to franchisees, royalties based on franchise sales, interest income on franchise notes receivable, initial franchise fees and fees from managed vision care programs. Things Remembered’s revenue represents sales of engravable gift merchandise and personalization and other services primarily through retail stores and kiosks. See Note 8 of the Notes to Consolidated Financial Statements for further discussion of reportable segments.

Results of Operations

         The following is a discussion of the results of continuing operations for the three fiscal years ended February 2, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. The following table sets forth certain operating information for each period (dollars in millions):

	Fiscal Year			Change

				2001 vs.	2000 vs.
	2001	2000	1999	2000	1999

Net revenue:

Cole Vision	$829.3	$800.5	$779.0	3.6%	2.8%

Things Remembered	272.0	275.9	258.6	(1.4)	6.7

Total net revenue	$1,101.3	$1,076.4	$1,037.6	2.3%	3.7%

Gross margin	$736.6	$718.4	$673.0	2.5%	6.7%

Operating expenses	694.4	678.5	633.1	2.4	7.2

Goodwill and tradename amortization	5.8	5.8	5.3	(1.2)	10.6

Operating income	$36.4	$34.1	$34.6	6.7%	(1.3)%

Percentage of net revenue:

Gross margin	66.9%	66.7%	64.9%	0.2	1.8

Operating expenses	63.1	63.0	61.1	0.1	1.9

Goodwill and tradename amortization	0.5	0.5	0.5	—	—

Operating income	3.3%	3.2%	3.3%	0.1	(0.1)

Number of retail locations at the end of the period:

Cole Licensed Brands	1,280	1,164	1,056

Pearle company-owned	423	439	454

Pearle franchised	440	426	416

Total Cole Vision	2,143	2,029	1,926

Things Remembered	774	784	796

Total Cole National	2,917	2,813	2,722

Comparable store sales growth:

Cole Licensed Brands (U.S.)	3.8%	3.7%	(2.7)%

Pearle company-owned (U.S.)	2.6	2.0	(5.5)

Total Cole Vision	2.6	3.1	(3.5)

Things Remembered	(1.8)	5.4	7.2

Total Cole National	1.4%	3.7%	(0.8)%

Pearle U. S. Franchise stores	—%	3.3%	0.4%

Pearle U. S. chain-wide	1.2%	2.7%	(2.4)%

Fiscal 2001 Compared to Fiscal 2000

         The increase in net revenue for fiscal 2001 was attributable to increases in consolidated comparable store sales, the Target Optical expansion, growth in managed vision care revenue and increases in direct channel revenues (both catalog and Internet) at Things Remembered. These increases were partially offset by one less week of revenue in fiscal 2001. The 53rd week in fiscal 2000 provided approximately $18.5 million in revenue.

         At Cole Licensed Brands, the comparable store sales increased by 3.8% primarily reflecting an increase in the average spectacle selling price. At Pearle company-owned stores, the comparable store sales increased 2.6% reflecting an increase in average transaction selling price for the first nine months and an increase in the number of transactions for the fourth quarter. The increase in average transaction selling price was due, in part, to not repeating a “50% off frame” promotion that ran during the entire first quarter of fiscal 2000. At Things Remembered, the comparable store sales decline was attributable to the general slowdown in mall traffic which worsened following the events of September 11 and from not repeating February 2000’s aggressive merchandise clearance promotion. However, the average transaction selling price increased as a result of sales of new merchandise at higher average unit retails, more personalization and less promotion.

         The gross margin dollar increase in fiscal 2001 resulted from increased net revenue at Cole Vision and improvements in gross margin rate at Things Remembered. The gross margin rate at Cole Vision was flat compared to the prior year, inclusive of a 0.7 percentage point decline in the second half of fiscal 2001 primarily because more customers selected merchandise from Cole Licensed Brand’s new, higher cost frame assortment at Sears. Higher revenue from managed vision care partially offset the impact of the decline in frame margins in fiscal 2001. The offset equaled 0.3% of the gross margin rate. At Things Remembered, the gross margin rate improved 0.5 percentage points compared to the prior year reflecting the improvement in average selling price and less inventory shrinkage.

         Operating expenses as a percentage of net revenue were flat with fiscal 2000. The dollar increase in operating expenses was primarily due to higher store payroll, store occupancy and other store costs incurred to support the increases in revenues and the Target Optical expansion. The Company opened 107 new Target Optical stores during fiscal 2001. Operating margin improvements from non-store overhead expenses and reduced advertising expenditures were offset by the negative operating margin impact of fixed payroll and occupancy costs due to lower sales volume following September 11. In fiscal 2000, operating expenses also included a $1.8 million first quarter severance charge in connection with a personnel reduction at Cole Vision.

         In fiscal 2001, the Company’s operating income improved 6.7% from $34.1 million to $36.4 million while maintaining expense ratios despite one less week of sales, the absorption of increased losses from the continued expansion of Target Optical and the third quarter decrease in operating expense leverage attributable to the modest growth in net revenues following September 11. The losses associated with the Target Optical expansion are expected to decline as older stores ramp up to profitability, as a result of the new focus on opening only in Super Target stores and with a switch from fixed to percentage rent. The average time to store level profitability is also expected to reduce.

         Interest and other (income) expense, net, decreased $1.9 million in fiscal 2001. Contributing factors included one less week of interest expense, no seasonal borrowing during fiscal 2001 and higher interest income from increased temporary cash investments and a $0.7 million gain from the sale of a Dallas office facility no longer needed for Pearle’s operations.

         The effective income tax rate was 53.0% in fiscal 2001 compared to 69.8% in fiscal 2000. The effective rates are significantly above the statutory rate because of the impact of nondeductible goodwill. The decrease in the rate for fiscal 2001 versus fiscal 2000 was primarily a result of the increase in pretax income. A more complete discussion of income taxes is included in Note 6 of the Notes to Consolidated Financial Statements.

Fiscal 2000 Compared to Fiscal 1999

         The increase in net revenue for fiscal 2000 was primarily attributable to increases in consolidated comparable store sales, the 53rd week, revenue associated with the MetLife vision care business acquired in October 1999 and the Target Optical expansion. These increases were partially offset by the closing of poor performing stores at Pearle and Things Remembered and the closing of 150 optical departments at Montgomery Ward in December 1999. See Note 2 of the Notes to Consolidated Financial Statements for further discussion of the closing of the Montgomery Ward departments.

         At Cole Licensed Brands and Pearle company-owned stores, the comparable store sales increases primarily reflected increases in the average selling price. The number of transactions at Cole Licensed Brands was even with last year. At Pearle company-owned stores, the average transaction increase was partially offset by a decrease in the number of transactions during the first half of the year. At Things Remembered, the comparable store sales increase reflected an increase in sales of new merchandise at higher average unit retails.

         The gross margin dollar increase was attributable to the revenue increase at Pearle and Things Remembered, the additional revenue associated with the MetLife vision care business and an improvement in gross margin as a percentage of net revenue. The improvement in the gross margin rate was primarily the result of higher average selling prices in the optical businesses. Other factors in the improvement were additional MetLife vision care revenues, resolution of problems experienced during 1999’s integration of new manufacturing and merchandise/inventory management systems at Pearle and 1999’s inventory write-off due to the closing of the Ward Optical departments. At Cole Vision, the gross margin rate improved 2.5 percentage points in fiscal 2000 compared to fiscal 1999. The gross margin rate at Things Remembered decreased 0.3 percentage points to fiscal 1999 reflecting the impact of an aggressive merchandise clearance promotion in the first quarter of fiscal 2000.

         The fiscal 2000 operating expense increase was due primarily to increases in staffing for improved service levels in the optical businesses, increases in expenses associated with the 53rd week and the Target Optical expansion, increases in managed vision care costs (primarily associated with the MetLife vision care business) and increases in incentive bonus expense due to improved performance at Cole Vision. As a percentage of net revenue, operating expenses lost leverage in fiscal 2000 because payroll costs increased 2.0 percentage points compared to a year ago for the reasons discussed above. A decline in comparable store sales at Pearle company-owned stores during the first six months of fiscal 2000 and a $1.8 million first quarter 2000 charge for severance costs recorded in connection with a personnel reduction at Cole Vision also impacted the comparison.

         Operating income in fiscal 2000 was slightly below fiscal 1999 reflecting improved operating results at both Cole Vision and Things Remembered offset by increased Corporate expenses and the first quarter severance costs. The operating income at Cole Vision improved despite absorbing increased losses associated with the Target Optical start up and store opening program.

         Interest and other (income) expense, net, increased in fiscal 2000 compared to fiscal 1999 because of increased interest expense from the 53rd week, seasonal borrowing and less income from reduced temporary cash investments.

         The effective income tax rate was 69.8% in fiscal 2000 compared to 47.4% in fiscal 1999. The rates reflect the significant impact of nondeductible goodwill in both years. In fiscal 2000, the increase in rate was primarily a result of the lower pretax income.

Significant Accounting Policies

         Management relies on the use of estimates and makes assumptions that impact the Company’s financial position and results of operations. These estimates are based on historical results and trends as well as our forecasts as to how these might change in the future. A more complete discussion of the Company’s accounting policies is included in Note 1 of the Notes to Consolidated Financial Statements. Some of the most critical accounting policies that might materially impact the Company’s results include:

Allowance for Doubtful Accounts – Most of the Company’s accounts and notes receivable are due from Licensed Brands’ host stores, managed vision care accounts and Pearle franchisees. Estimates are used in determining the Company’s allowance for bad debts and are based on historical experience, current trends, credit policy and a percentage of accounts receivable by aging category.

Reserve for Excess and Obsolete Inventory – Inventories are valued at the lower of cost or market value and have been reduced by a reserve for excess and obsolete inventories. The estimated reserve is based on management’s review of inventories on hand compared to estimated future usage and sales. Factors considered include inventory age, condition and whether reorder of the product has been or is about to be discontinued.

Valuation of Systems Development Costs and Software – Systems development costs and software are amortized over the useful life of the software. Useful lives are based on management’s estimates of the period the software will be in service. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the software’s future usefulness has been adversely impacted.

Valuation of Long-Lived Assets – Property and equipment, goodwill and other intangibles are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company is subject to financial statement risk to the extent goodwill and tradenames become impaired. A discussion of the fiscal 2002 impact of a change in accounting required by the Financial Accounting Standards Board (FASB) that will affect the Company’s accounting for goodwill and tradenames is included in “New Accounting Pronouncements” below.

Valuation of Deferred Income Taxes – Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance for tax assets based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. In determining the valuation allowance related to deferred tax assets, management estimates taxable income into the future. Future taxable income could be materially different from amounts estimated, in which case the valuation allowance and future net income would need to be adjusted.

New Accounting Pronouncements

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement requires that goodwill and certain intangible assets deemed to have indefinite useful lives will no longer be amortized, but instead, will be subject to annual reviews for impairment. The Company will apply these rules in accounting for its goodwill and tradenames beginning in the first quarter of fiscal 2002. The Company is in the process of quantifying the impact of adopting each of the provisions of SFAS 142.

         Amortization of goodwill and tradenames totaled $5.8 million in fiscal 2001. A substantial portion of the goodwill amortization is nondeductible for tax purposes. Upon adoption of SFAS 142, the Company expects to stop amortizing goodwill and tradenames which would have the effect of increasing net income and reducing the Company’s annual effective tax rate.

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

Forward-Looking Information

         The Company’s management expects its continued emphasis on becoming better retailers to have an ongoing positive impact on the Company’s results in fiscal 2002, enabling the Company to continue the earnings turnaround that began with the fourth quarter 2000. Management estimates that net income could increase approximately 15% to 20% in fiscal 2002 from fiscal 2001 with fiscal 2001 adjusted for the pro forma impacts of SFAS 142 and fiscal 2002’s estimated annual effective tax rate of 40%. Achieving these results assumes, among other things, that the current economic environment does not worsen.

         Certain sections of this Annual Report Form 10-K, including this Management’s Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect operating results, liquidity and financial condition, such as risks associated with the timing and achievement of improvements in the operations of the optical business, the nature and extent of disruptions of the economy from terrorist activities and from governmental and consumer responses to such acts, the success of new store openings and the rate at which new stores achieve profitability, the Company’s relationships with host stores and franchisees, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, competition and regulation in the optical industry, integration of acquired businesses, economic, political and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the mix of goods sold, pricing and other competitive factors, the seasonality of the Company’s business and the actual effect of implementation of new accounting standards. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company. All forward-looking statements involve risk and uncertainty.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         The Company’s major market risk exposure is to changes in foreign currency exchange rates, which could impact its results of operations and financial condition. Foreign exchange risk arises from the Company’s exposure to fluctuations in foreign currency exchange rates because the Company’s reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible.

Item 8. Financial Statements and Supplementary Data

         Information required by this item appears on pages F-1 through F-22 of this Form 10-K and is incorporated herein by reference. Other financial statements and schedules are filed herewith as “Financial Statement Schedules” pursuant to Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Arthur Andersen LLP has been the independent auditor of the Company, and the Company presently intends to utilize Arthur Andersen LLP in the review of its quarterly results during the fiscal year ending February 1, 2003.

         However, in light of the current environment, the Audit Committee has met with senior management of Arthur Andersen LLP and is closely monitoring the evolving events. The Audit Committee has taken appropriate contingency planning steps to interview and evaluate other independent auditors in the event that the Audit Committee exercises its right to change independent auditors.

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

The consolidated financial statements and the related financial statement schedules filed as part of this Form 10-K for Cole National Group, Inc. and its consolidated subsidiaries are located as set forth in the index on page F-1 of this report.

(a)(3)	Exhibits

See Exhibit Index on pages X-1 through X-4.

(b)	Reports on Form 8-K

No reports on Form 8-K have been filed by the Registrant during the quarter ended February 2, 2002.

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

COLE NATIONAL GROUP, INC.

April 15, 2002	By: /s/ Tracy L. Burmeister. Tracy L. Burmeister Vice President, Accounting and Reporting

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

* Jeffrey A. Cole	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2002

* Larry Pollock	President and Chief Operating Officer and Director	April 15, 2002

* Thomas T.S. Kaung	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 15, 2002

/s/ Tracy L. Burmeister Tracy L. Burmeister	Vice President, Accounting and Reporting (Principal Accounting Officer)	April 15, 2002

* Timothy F. Finley	Director	April 15, 2002

* Irwin N. Gold	Director	April 15, 2002

* Melchert Frans Groot	Director	April 15, 2002

* Peter V. Handal	Director	April 15, 2002

* Charles A. Ratner	Director	April 15, 2002

* Walter J. Salmon	Director	April 15, 2002

*     The undersigned, by signing his name hereto, does sign and execute this report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of Cole National Group, Inc. and which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

/s/ Tracy L. Burmeister Tracy L. Burmeister, Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page

Report of Independent Public Accountants	F-2

Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001	F-3

Consolidated Statements of Operations for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000	F-4

Consolidated Statements of Cash Flows for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000	F-5

Consolidated Statements of Stockholder’s Equity and Comprehensive Income for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedules:

Report of Independent Public Accountants on the Financial Statement Schedules	F-19

Schedule I — Condensed Financial Information of Registrant	F-20

Schedule II — Valuation and Qualifying Accounts	F-23

All financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Cole National Group, Inc.:

We have audited the accompanying consolidated balance sheets of Cole National Group, Inc. (a Delaware corporation) and Subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, cash flows and stockholder’s equity and comprehensive income for each of the three years in the period ended February 2, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cole National Group, Inc. and Subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 19, 2002.

COLE NATIONAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	February 2,	February 3,
	2002	2001

Assets

Current assets:

Cash and cash equivalents	$63,656	$36,725

Accounts receivable, less allowance for doubtful accounts of $4,008 in 2001 and $7,348 in 2000	39,544	40,429

Current portion of notes receivable	2,825	4,272

Inventories	111,098	122,238

Refundable income taxes	502	571

Prepaid expenses and other	22,613	16,154

Deferred income tax benefits	430	2,009

Total current assets	240,668	222,398

Property and equipment, at cost	291,148	284,794

Less — accumulated depreciation and amortization	(169,851)	(161,775)

Total property and equipment, net	121,297	123,019

Notes receivable, excluding current portion, less allowance for doubtful accounts of $5,209 in 2001 and $4,537 in 2000	3,899	6,573

Deferred income tax benefits and other assets	49,371	57,422

Intangible assets, net	146,544	151,588

Total assets	$561,779	$561,000

Liabilities and Stockholder’s Equity

Current liabilities:

Current portion of long-term debt	$54	$49

Accounts payable	57,242	55,644

Payable to affiliates, net	73,548	81,789

Accrued interest	6,130	6,337

Accrued liabilities	78,725	76,620

Accrued income taxes	546	502

Total current liabilities	216,245	220,941

Long-term debt, net of discount and current portion	274,318	274,262

Other long-term liabilities	12,040	11,506

Stockholder’s equity:

Common stock	—	—

Paid-in capital	—	195,676

Accumulated other comprehensive loss	—	(1,198)

Accumulated deficit	—	(135,302)

Total stockholder’s equity	—	59,176

Total liabilities and stockholder’s equity	$502,603	$561,779

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 2,	February 3,	January 29,
	2002	2001	2000

Net revenue	$1,101,333	$1,076,420	$1,037,581

Costs and expenses:

Cost of goods sold	364,752	358,030	364,580

Operating expenses	694,450	678,456	633,162

Goodwill and tradename amortization	5,769	5,840	5,279

Total costs and expenses	1,064,971	1,042,326	1,003,021

Operating income	36,362	34,094	34,560

Interest and other (income) expense:

Interest expense	27,553	28,402	27,405

Interest and other income	(1,632)	(541)	(722)

Total interest and other (income) expense, net	25,921	27,861	26,683

Income before income taxes	10,441	6,233	7,877

Income tax provision	5,530	4,350	3,737

Net income	$4,911	$1,883	$4,140

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 2,	February 3,	January 29,
	2002	2001	2000

Cash flows from operating activities:

Net income	$4,911	$1,883	$4,140

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	39,445	37,351	38,485

Non-cash interest, net	1,205	1,150	1,050

Gain on sale of fixed assets	(683)	—	—

Deferred income tax provision	818	2,528	3,239

Increases (decreases) in cash resulting from changes in assets and liabilities:

Accounts and notes receivable, prepaid expenses	(1,519)	(3,826)	4,871

Inventories	10,929	(5,724)	3,367

Accounts payable, accrued liabilities and other liabilities	3,228	(369)	(32,481)

Accrued interest	(207)	247	(126)

Accrued, refundable and deferred income taxes	7,292	433	1,559

Net cash provided by operating activities	65,419	33,673	24,104

Cash flows from investing activities:

Purchases of property and equipment, net	(35,122)	(35,030)	(25,877)

Net proceeds from sale and sale/leasebacks of fixed assets	12,481	—	—

Systems development costs	(6,875)	(8,444)	(13,639)

Acquisitions of businesses, net of cash acquired	(747)	—	—

Other, net	(728)	127	(2,618)

Net cash used for investing activities	(30,991)	(43,347)	(42,134)

Cash flows from financing activities:

Repayment of long-term debt	(42)	(576)	(409)

Advances from (to) affiliates, net	(7,360)	18,971	(3,848)

Payment of deferred financing fees	—	(422)	(281)

Other, net	(95)	(527)	464

Net cash provided by (used for) financing activities	(7,497)	17,446	(4,074)

Cash and cash equilvalents:

Net increase (decrease) during the period	26,931	7,772	(22,104)

Balance, beginning of the period	36,725	28,953	51,057

Balance, end of the period	$63,656	$36,725	$28,953

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands )

	February 2,	February 3,	January 29,
	2002	2001	2000

Common Stock:

Balance at beginning of period	$—	$—	$—

Balance at end of period	—	—	—

Paid-in Capital:

Balance at beginning of period	195,162	195,162	195,139

Tax benefit of stock option exercises	514	—	23

Balance at end of period	195,676	195,162	195,162

Accumulated Deficit:

Balance at beginning of period	(140,213)	(142,096)	(146,236)

Net income	4,911	1,883	4,140

Balance at end of period	(135,302)	(140,213)	(142,096)

Accumulated Other Comprehensive Loss:

Balance at beginning of period	(658)	(117)	(657)

Other comprehensive income (loss)	(540)	(541)	540

Balance at end of period	(1,198)	(658)	(117)

Total Stockholder’s Equity	$59,176	$54,291	$52,949

Comprehensive Income:

Net income	$4,911	$1,883	$4,140

Cumulative translation adjustment	(540)	(541)	540

Total comprehensive income	$4,371	$1,342	$4,680

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

Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 2, 2002 is referred to as “fiscal 2001.” Fiscal 2001 and fiscal 1999 each consisted of 52-week periods, fiscal 2000 consisted of a 53-week period.

         Nature of Operations

The Company is a specialty service retailer operating in both host and non-host environments, whose primary lines of business are eyewear products and services and personalized gifts. The Company sells its products through 2,477 company-owned retail locations and 440 franchised locations in 50 states, Canada, and the Caribbean, and differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 8).

         Inventories

Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

         Property and Depreciation

The policy is to provide depreciation using the straight-line method over a period which is sufficient to amortize the cost of the asset over its useful life or lease term.

The estimated useful lives for depreciation purposes are:

Buildings and improvements	5 to 40 years

Equipment	3 to 10 years

Furniture and fixtures	2 to 10 years

Leasehold improvements	2 to 20 years

Property and equipment, at cost, consist of the following at February 2, 2002 and February 3, 2001 (000’s omitted):

	2001	2000

Land and buildings	$2,408	$13,322

Furniture, fixtures and equipment	182,420	173,060

Leasehold improvements	106,320	98,412

Total property and equipment	$291,148	$284,794

         Store Opening Expenses

Store opening expenses are charged to operations in the period the expenses are incurred.

         Notes Receivable

The Company’s notes receivable are primarily from Pearle’s franchisees throughout the United States. The franchise notes are collateralized by inventory, equipment, and leasehold improvements at each location, generally bear interest at the prime rate plus 3.0%, and require monthly payments of principal and interest over periods of up to ten years.

         Intangible Assets

Intangible assets, net, consist of the following at February 2, 2002 and February 3, 2001 (000’s omitted):

	2001	2000

Goodwill	$103,552	$107,360

Tradenames	42,992	44,228

	$146,544	$151,588

Goodwill is being amortized on a straight-line basis over periods from 5 to 40 years, based on management’s assessment of the estimated useful life, and is presented net of accumulated amortization of $50,723,000 and $46,194,000 at February 2, 2002 and February 3, 2001, respectively. Amortization of goodwill in fiscal 2001, 2000 and 1999 was $4,533,000, $4,580,000 and $4,043,000, respectively. Management regularly evaluates its accounting for goodwill considering primarily such factors as historical profitability, current operating profits and cash flows. The Company believes that, at February 2, 2002, the assets are realizable and the amortization periods are appropriate.

Tradenames acquired in connection with the Pearle acquisition in 1996 are being amortized on a straight-line basis over 40 years and are presented net of accumulated amortization of $6,467,000 and $5,231,000 at February 2, 2002 and February 3, 2001, respectively. Amortization of tradenames in fiscal 2001, 2000 and 1999 was $1,236,000, $1,260,000 and $1,236,000, respectively.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement requires that goodwill and certain intangible assets deemed to have indefinite useful lives will no longer be amortized, but instead, will be subject to annual reviews for impairment. The Company will apply these rules of accounting for its goodwill and tradenames beginning in the first quarter of fiscal 2002. The Company is in the process of quantifying the impact of adopting each of the provisions of SFAS 142.

         Other Long-Term Assets

Financing costs incurred in connection with obtaining long-term debt are capitalized in other assets and amortized over the life of the related debt using the effective interest method. At February 2, 2002 and February 3, 2001, deferred financing costs net of accumulated amortization were $4,980,000, and $6,082,000, respectively. Amortization of financing costs in fiscal 2001, 2000 and 1999 was $1,102,000, $1,054,000 and $965,000, respectively.

Direct costs to develop or obtain internal use software, including internal costs, are capitalized in other assets and amortized over the estimated useful life of the software using the straight-line method. Amortization periods range from two to seven years, and begin when the software is placed in service. At February 2, 2002 and February 3, 2001, these costs, net of accumulated amortization, were $34,352,000 and $36,370,000, respectively. Amortization of systems development costs in fiscal 2001, 2000 and 1999 was $7,614,000, $7,695,000 and $6,703,000, respectively.

         Valuation of Long-Lived Assets

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

         Capital Stock

At February 2, 2002 and February 3, 2001, there were 1,100 shares of common stock, par value $.01 per share, authorized, issued and outstanding.

         Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiary are translated to United States dollars at the rates of exchange on the balance sheet date. Income and expense items are translated at average monthly rates of exchange. Translation adjustments are presented as a component of accumulated other comprehensive loss within stockholder’s equity.

         Net Revenues

Revenues include sales of goods and services to retail customers at company-operated stores, sales of merchandise inventory to franchisees and other outside customers, other revenues from franchisees such as royalties based on sales, interest income on notes receivable and initial franchise fees, and capitation and other fees associated with Cole Vision’s managed vision care business.

Franchise revenues based on sales by franchisees are accrued as earned. Initial franchise fees are recorded as revenue when all material services or conditions relating to the sale of the franchises have been substantially performed or satisfied by the Company and when the related store begins operations.

         Advertising

Net advertising production costs and other advertising costs are expensed as incurred, a portion of which are reimbursed by franchisees based on a percentage of their sales. Advertising expense is summarized as follows (000’s omitted):

	2001	2000	1999

Gross advertising expense	$86,364	$89,329	$88,525

Less: Franchise contribution	(20,486)	(20,562)	(19,930)

Net advertising expense	$65,878	$68,767	$68,595

         Earnings Per Share

Earnings per share and weighted average number of common shares outstanding data for 2001, 2000 and 1999 have been omitted as the presentation of such information, considering the Company is a wholly owned subsidiary of Cole National Corporation, is not meaningful.

         Cash Flows

For purposes of reporting cash flows, all temporary cash investments which have original maturities of three months or less are considered to be cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments.

Net cash flows from operating activities reflect cash payments for income taxes and interest as follows (000’s omitted):

	2001	2000	1999

Income taxes	$1,049	$844	$623

Interest	26,555	27,007	26,229

No dividends were declared during fiscal 2001, 2000 or 1999.

         Use of Estimates

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

(2)	Acquisition and Disposition of Businesses

The Company made the following acquisition, which has been accounted for under the purchase method of accounting, including any contingent payments that may be made in the future. Pro forma financial results have not been presented for this acquisition, as it did not have a material effect on results of operations.

In October 1999, the Company acquired MetLife’s managed vision care benefits business. The business consisted of vision care contracts with approximately 250 institutional customers and generated approximately $15.0 million of revenue annually. The purchase price paid to date totals $3.3 million, with additional amounts contingently due upon certain conditions being met over the four years following the date of purchase.

In fiscal 1999, the Company closed 150 optical departments in Montgomery Ward stores resulting in a pretax loss of $2.0 million, consisting primarily of inventory and fixed asset write-offs. Annual revenues in fiscal 1999 for the Ward’s Optical Departments were $21.2 million.

(3)	Long-Term Debt

Long-term debt at February 2, 2002 and February 3, 2001 is summarized as follows (000’s omitted):

	2001	2000

9-7/8% Senior Subordinated Notes:

Face Value	$150,000	$150,000

Unamortized discount	(682)	(785)

Total 9-7/8% Senior Subordinated Notes	149,318	149,215

8-5/8% Senior Subordinated Notes	125,000	125,000

Capital lease obligations	54	96

	274,372	274,311

Less current portion	(54)	(49)

Net long-term debt	$274,318	$274,262

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

The indentures pursuant to which the 8-5/8% notes and the 9-7/8% notes were issued restrict dividend payments to Cole National Corporation to 50% of the Company’s net income after October 31, 1993, plus amounts due to Cole National Corporation under a tax sharing agreement and for administrative expenses of Cole National Corporation not to exceed 0.25% of the Company’s net revenue. The indentures also contain certain optional and mandatory redemption features and other financial covenants. The Company was in compliance with these covenants at February 2, 2002.

At February 2, 2002 the fair value of long-term debt was approximately $266.8 million compared to a carrying value of $274.4 million. The fair value was estimated primarily by using quoted market prices. The Company has no significant principal payment obligations under its outstanding indebtedness until the 9-7/8% notes mature in 2006.

(4)	Credit Facility

The operating subsidiaries of the Company have a working capital commitment ranging from $50.0 million to $75.0 million based on the Company’s current debt leverage ratio described in the credit facility. This credit facility extends until January 31, 2003. Borrowings under the credit facility presently bear interest based on leverage ratios at a rate equal to, at the option of the principal operating subsidiaries of the Company, either (a) the Eurodollar Rate plus 2.5% or (b) 1.5% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1.0% and (iii) the federal funds rate plus 0.5%. The Company pays a commitment fee of between .375% and .75% per annum on the total unused portion of the facility based on the percentage of revolving credit commitments used. Cole National Corporation, the Company’s parent, guarantees this credit facility.

The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the Company to comply with certain financial covenants, including covenants regarding minimum interest coverage, maximum leverage and consolidated net worth. The Company and its principal operating subsidiaries were in compliance with these covenants at February 2, 2002.

The credit facility restricts dividend payments to the Company to amounts needed to pay interest on the 9-7/8% notes and the 8-5/8% notes, and certain amounts related to taxes, along with up to $8.0 million plus 0.25% of the Company’s consolidated net revenue annually for other direct expenses of Cole National Corporation or the Company.

No borrowings under the credit facility were outstanding as of February 2, 2002 and February 3, 2001, or at anytime during fiscal 2001. The maximum amount of borrowings outstanding during fiscal 2000 was $20.2 million.

(5)	Stock Compensation and Warrants

Cole National Corporation has various stock-based compensation plans in which key employees of the Company are eligible to participate.

The Company applies APB Opinion 25 and related Interpretations in accounting for Cole National Corporation’s stock-based compensation plans. Had compensation cost for Cole National Corporation’s stock-based compensation plans been determined based on the fair value at the dates of awards consistent with the method of SFAS No.123, the Company’s net income would have been $3,703,000 in fiscal 2001, $489,000 in fiscal 2000 and $2,583,000 in fiscal 1999, respectively.

For SFAS No. 123 purposes, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 4.8%, 6.2% and 5.9% for grants in fiscal 2001, 2000 and 1999, respectively, volatility of 47-49%, 45–47% and 39–45% in fiscal 2001, 2000 and 1999, respectively, and expected lives of six years for options granted in all fiscal years. The weighted average fair value of options granted during fiscal 2001, 2000 and 1999 at the date of grant were $6.31, $3.59 and $4.58, respectively. The fair value of each share granted under the Employee Stock Purchase Plan was similarly estimated using the following assumptions: risk-free interest rate of 2.7%, 6.0% and 5.2% in fiscal 2001, 2000 and 1999, respectively, volatility of 49%, 46-47% and 42% in fiscal 2001, 2000 and 1999, respectively, and expected lives of 5 to 6 months. The weighted average fair value of purchase plan shares granted during fiscal 2001, 2000 and 1999 was $2.93, $2.11 and $1.63, respectively. The effects of applying SFAS No. 123 in the pro forma disclosure above are not necessarily indicative of future amounts.

(6)	Income Taxes

The Company is included in the consolidated federal income tax returns of Cole National Corporation and has been charged (credited) an amount equal to the taxes that would have been payable by it if it were a corporation filing a separate return.

The income tax provision reflected in the accompanying consolidated statements of operations for fiscal 2001, 2000 and 1999 are detailed below (000’s omitted):

	2001	2000	1999

Current payable -

Federal	$3,885	$860	$—

State and local	784	972	824

Foreign	43	89	339

	4,712	1,921	1,163

Deferred -

Federal	895	2,002	8,199

Foreign	(77)	427	(179)

Tax benefit of net operating loss carryforward	—	—	(5,446)

	818	2,429	2,574

Income tax provision	$5,530	$4,350	$3,737

The income tax provision differs from the federal statutory rate as follows (000’s omitted):

	2001	2000	1999

Tax provision at statutory rate	$3,654	$2,182	$2,757

Tax effect of-

Amortization of goodwill	1,252	1,252	1,230

State income taxes, net of federal tax benefit	510	632	536

Decrease in valuation allowance	—	—	(669)

Other, net	114	284	(117)

Income tax provision	$5,530	$4,350	$3,737

The income tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at February 2, 2002 and February 3, 2001 are as follows (000’s omitted):

	2001	2000

Deferred tax assets:

Employee benefit accruals	$316	$1,738

Other non-deductible accruals	3,267	6,200

State and local taxes	599	818

Net operating loss carryforwards	1,859	3,025

Intangibles	4,387	4,446

Inventory reserves	2,187	3,665

Bad debt reserves	1,677	1,657

Other	2,101	2,297

Total deferred tax assets	16,393	23,846

Valuation allowance	(1,141)	(1,141)

Net deferred tax assets	15,252	22,705

Deferred tax liabilities:

Depreciation and amortization	(3,261)	(4,750)

Other	(3,948)	(2,856)

Total deferred tax liabilities	(7,209)	(7,606)

Net deferred tax assets	$8,043	$15,099

At February 2, 2002, the Company had approximately $14.2 million of tax net operating loss carryforwards in the United States that expire in the years 2005 through 2019. Of that amount, $5.3 million resulted from the Company’s acquisition of American Vision Centers (“AVC”). Due to the change in ownership requirements of the Internal Revenue Code, utilization of AVC’s net operating loss is limited to $0.3 million per year. A valuation allowance of $1.1 million has been established to reduce the deferred tax asset related to the net operating loss to the amount that will likely be realized. The Company’s balance sheet reflects an amount due from its parent for the benefit the parent will receive on the U.S. consolidated federal income tax return as a result of the net operating losses generated by the Company.

No provision of United States federal and state income taxes has been provided for the undistributed earnings of the Company’s foreign subsidiaries because those earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable.

(7)	Retirement Plans

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

In January 2002, the Company approved a plan freeze for all participants except for participants who are age 50 with 10 years of benefit service as of March 31, 2002. These participants will have their average pay frozen as of March 31, 2002, and covered compensation frozen as of December 31, 2001, but their benefit service will continue to grow. The plan freeze resulted in a curtailment gain of $3,443,000 that reduced the plan’s actuarial unrecognized net loss at December 31, 2001.

Pension expense for fiscal 2001, 2000 and 1999 includes the following components (000’s omitted):

	2001	2000	1999

Service cost — benefits earned during the period	$1,639	$1,398	$1,636

Interest cost on the projected benefit obligation	2,122	1,882	1,733

Less:

Return on plan assets -

Actual	483	(359)	(2,205)

Deferred	(3,203)	(2,086)	(9)

	(2,720)	(2,445)	(2,214)

Amortization of transition asset over 17.9 years	(179)	(179)	(179)

Prior service cost	25	28	28

Net pension expense	$887	$684	$1,004

The following sets forth changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the pension plan with the amounts recognized in the consolidated balance sheets (000’s omitted):

	2001	2000

Change in benefit obligation:

Benefit obligation at beginning of period	$25,200	$22,660

Service cost	1,639	1,398

Interest cost	2,122	1,882

Actuarial loss	3,149	633

Effects of curtailment	(3,443)	—

Benefits paid	(1,056)	(1,011)

Expenses paid	(372)	(362)

Benefit obligation at end of period	$27,239	$25,200

Change in plan assets:

Fair value of plan assets at beginning of year	$26,077	$25,410

Actual return of plan assets	(483)	359

Employer contributions	4,696	1,681

Benefits paid	(1,056)	(1,011)

Expenses paid	(372)	(362)

Fair value of plan assets at end of year	$28,862	$26,077

Reconciliation of funded status:

Benefit obligation at end of period	$27,239	$25,200

Fair value of plan assets, primarily money market and equity mutual funds	28,862	26,077

Funded status	1,623	877

Unrecognized prior service cost	—	25

Net unrecognized loss	3,671	762

Unamortized transition (asset) obligation	(519)	(698)

Pension asset included in prepaid expenses and other	$4,775	$966

The weighted average discount rate used to measure the projected benefit obligation was 7.9% for fiscal 2001 and 8.4% for fiscal 2000, the rate of increase in future compensation levels was 5.0% and the expected long-term rate of return on plan assets was 9.5%.

The Company has a defined contribution plan, including features under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to its employees. Eligible employees may contribute up to 17% of their compensation to the plans. In the United States, the Company provides for a mandatory company match of 10% of employee contributions, and may also make a discretionary matching contribution for each plan year equal to such dollar amount or percentage of employee contributions as determined by the Company’s Board of Directors. In Puerto Rico, the Company provides for a mandatory match of 50% of the first 6.0% of employee contributions. The Company also has a deferred compensation plan for executives and other senior management which generally allows deferral of income without regard to limitations imposed by the Company’s 401(k) plan. The Company makes a contribution of its common stock equal to 10% of the participant’s deferrals. Total company matches of $785,000, $726,000 and $659,000 were recorded as expense for 2001, 2000 and 1999, respectively.

The Company has several Supplemental Executive Retirement Plans that provide for the payment of retirement benefits to participating executives supplementing amounts payable under the Company’s noncontributory defined benefit pension plan. The first plan is an excess benefit plan designed to replace benefits that would otherwise have been payable under the pension plan but that were limited as a result of certain tax law changes. Benefits payable under this plan are also subject to the Retirement Plan freeze discussed above. The second plan is a defined contribution plan under which participants receive an annual credit based on a percentage of base salary, subject to vesting requirements. The third plan is a defined benefit plan designed to provide additional retirement benefits for certain management and highly compensated employees. Expenses for these plans for fiscal 2001, 2000 and 1999 were $689,000, $619,000 and $696,000, respectively.

The Company provides no additional significant post retirement or post employment benefits.

(8)	Segment Information

The Company has two reportable segments: Cole Vision and Things Remembered. Most of Cole Vision’s revenue is provided by sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle retail locations. Cole Vision’s revenue is also provided by sales of merchandise to franchisees and other outside customers, by royalties based on sales, interest income on notes receivable and initial franchise fees from franchisees and by fees from managed vision care programs. The Cole Licensed Brands and Pearle business units have been aggregated in accordance with SFAS No. 131 based on the similarity of their economic characteristics, nature of products, services and production processes, types of customers, distribution methods and regulatory environment. Things Remembered’s revenue is provided by sales of engravable gift merchandise, personalization and other services primarily through retail stores and kiosks. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

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

Reported segment revenue, depreciation and amortization, income or loss, with reconciliations to consolidated amounts are as follows (000’s omitted):

	2001	2000	1999

Net revenue:

Cole Vision	$829,287	$800,561	$778,995

Things Remembered	272,046	275,859	258,586

Consolidated net revenue	$1,101,333	$1,076,420	$1,037,581

Depreciation and amortization:

Cole Vision	$25,404	$24,820	$26,266

Things Remembered	11,352	10,260	10,916

Total segment depreciation and amortization	36,756	35,080	37,182

Corporate	2,689	2,271	1,303

Consolidated depreciation and amortization	$39,445	$37,351	$38,485

Income or loss:

Cole Vision	$22,999	$20,755	$17,915

Things Remembered	23,403	25,811	22,706

Total segment profit	46,402	46,566	40,621

Unallocated amounts:

Corporate expenses	(10,040)	(12,472)	(6,061)

Consolidated operating income	36,362	34,094	34,560

Interest and other expense, net	(25,921)	(27,861)	(26,683)

Income before income taxes	$10,441	$6,233	$7,877

Reported segment assets, expenditures for capital additions and systems developments costs and acquisitions of businesses, with reconciliations to consolidated amounts, are as follows (000’s omitted):

	2001	2000	1999

Segment assets:

Cole Vision	$401,837	$423,709	$418,687

Things Remembered	140,787	141,484	141,511

Total segment assets	542,624	565,193	560,198

Elimination of intercompany receivables	(47,385)	(43,949)	(52,917)

Corporate cash and temporary cash investments	50,650	26,416	21,024

Other corporate assets	15,890	13,340	59,966

Consolidated assets	$561,779	$561,000	$588,271

Expenditures for capital additions and systems development costs:

Cole Vision	$27,410	$31,857	$33,728

Things Remembered	12,751	11,457	5,709

Total segment expenditures	40,161	43,314	39,437

Corporate	1,836	(160)	79

Consolidated expenditures	$41,997	$43,474	$39,516

Expenditures for acquisitions of businesses, net of cash acquired

Cole Vision	$747	$—	$2,956

Revenue from external customers of each group of similar products and services is as follows (000’s omitted):

	2001	2000	1999

Sales of optical products and services	$749,314	$733,410	$724,546

Royalties, interest income and initial fees from franchises	20,109	21,653	22,361

Fees from managed vision care programs	59,864	45,498	32,088

Total Cole Vision net revenue	829,287	800,561	778,995

Retail sales of gift merchandise and services	272,046	275,859	258,586

Consolidated net revenue	$1,101,333	$1,076,420	$1,037,581

The Company operates primarily in the United States. Net revenue attributable to Cole Vision’s Canadian operations was $29.9 million, $31.3 million and $28.6 million in fiscal 2001, 2000 and 1999, respectively. Long-lived assets located in Canada at February 2, 2002, February 3, 2001 and January 29, 2000 totaled $3.0 million, $3.4 million and $3.1 million, respectively.

(9)	Commitments

The Company leases a substantial portion of its equipment and facilities including laboratories, office and warehouse space, and retail store locations. These leases generally have initial terms of up to 10 years and often contain renewal options. Certain of the store locations have been sublet to franchisees. In most leases covering retail store locations, additional rents are payable based on store sales. In addition, Cole Vision operates departments in various host stores paying occupancy costs solely as a percentage of sales under agreements containing short-term cancellation clauses. Generally, the Company is required to pay taxes and normal expenses of operating the premises for laboratory, office, warehouse and retail store leases; the host stores pay these expenses for departments operated on a percentage-of-sales basis. The following amounts represent rental expense for fiscal 2001, 2000 and 1999 (000’s omitted):

	2001	2000	1999

Occupancy costs based on sales	$56,652	$54,854	$52,623

All other rental expense	102,173	96,924	96,084

Sublease rental income	(19,719)	(21,354)	(21,672)

Total rental expense, net	$139,106	$130,424	$127,035

         At February 2, 2002, future minimum lease payments and sublease income receipts under noncancellable leases are as follows (000’s omitted):

	Operating Leases

	Payments	Receipts

2002	$76,483	$(10,565)

2003	67,836	(7,997)

2004	59,535	(6,557)

2005	48,129	(4,750)

2006	37,346	(3,201)

2007 and thereafter	92,900	(5,520)

Total future minimum lease payments	$382,229	$(38,590)

         In fiscal 2001, under a sale and leaseback agreement, the Company received approximately $5.7 million, net of related costs, from the sale of its Cole Vision lab and distribution facility in Dallas, Texas and leased it back under a fifteen-year lease agreement with four five-year renewal options. The transaction produced a gain of approximately $0.6 million that was deferred and is being amortized over the fifteen-year lease period.

         In fiscal 2000, under a sale and leaseback agreement, the Company received approximately $13.8 million, net of related costs, from the sale of its Cole Vision office facility in Twinsburg, Ohio and leased it back under an eighteen-year lease agreement with two ten-year renewal options. The transaction produced a gain of approximately $4.8 million that was deferred and is being amortized over the eighteen-year initial lease period.

         In the ordinary course of business, the Company is involved in various legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON THE FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Cole National Group, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Cole National Group, Inc. and Subsidiaries included in Form 10-K, and have issued our report thereon dated March 19, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules are the responsibility of the Company’s management and are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
     March 19, 2002.

Schedule I

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Cole National Group, Inc.
Condensed Balance Sheets
February 2, 2002 and February 3, 2001
(Dollars in millions)

	2001	2000

Assets:

Cash	$50.7	$26.4

Deferred income tax benefits	—	2.5

Investment in subsidiaries	387.0	391.8

Property and equipment, net	6.0	3.6

Other	12.8	9.0

Total assets	$456.5	$433.3

Liabilities and stockholder’s equity:

Accounts payable and accrued expenses	$15.4	$13.5

Deferred income taxes	3.0	—

Payable to affiliates	99.8	85.9

Long-term debt	274.4	274.4

Other long-term liabilities	4.7	5.2

Stockholder’s equity	59.2	54.3

Total liabilities and stockholder’s equity	$456.5	$433.3

Schedule I

Cole National Group, Inc. Condensed Statements of Operations and Cash Flows 52 Weeks Ended February 2, 2002, 53 Weeks Ended February 3, 2001 and 52 Weeks Ended January 29, 2000 (Dollars in millions)	(continued)

	February 2,	February 3,	January 29,
	2002	2001	2000

Revenue — services to affiliates	$29.7	$16.4	$10.4

Operating expenses	29.8	14.3	10.4

Interest expense	(0.5)	0.3	0.1

Pre-tax income (loss)	0.4	1.8	(0.1)

Income tax benefit	(0.8)	(0.4)	(0.9)

Income before equity in undistributed earnings of subsidiaries and extraordinary items	1.2	2.2	0.8

Equity in undistributed earnings (loss) of subsidiaries	3.7	(0.4)	3.7

Net income	4.9	1.8	4.5

Adjustments to reconcile net income to cash provided by (used for) operating activities	9.5	6.8	(7.1)

Net cash provided by (used for) operating activities	14.4	8.6	(2.6)

Investing activities:

Purchases of property and equipment, net	(3.4)	—	—

Systems development costs	(1.0)	(1.8)	(2.1)

Other, net	—	0.2	—

Net cash used for investing activities	(4.4)	(1.6)	(2.1)

Financing activities:

Repayment of long-term debt	(0.1)	(0.4)	(0.3)

Advances from (to) affiliates	13.9	(0.8)	(9.0)

Payment of financing fees	—	(.4)	(0.3)

Other, net	0.5	—	0.6

Net cash provided by (used for) financing activities	14.3	(1.6)	(9.0)

Net change in cash	24.3	5.4	(13.7)

Cash, beginning of period	26.4	21.0	34.7

Cash, end of period	$50.7	$26.4	$21.0

Schedule I

(continued)

Note to Condensed Financial Information of Registrant

         The accompanying financial information of Cole National Group, Inc., a wholly-owned subsidiary of Cole National Corporation, is as of February 2, 2002 and February 3, 2001 and for the 52 weeks ended February 2, 2002 and January 29, 2000 and the 53 weeks ended February 3, 2001. Cole National Group is a holding company for its wholly-owned subsidiaries, Things Remembered, Inc., Cole Vision Corporation and Pearle, Inc., except for expenses associated with Cole National Group’s corporate offices, consisted of no other operations.

         This financial information should be read in connection with the Notes to Consolidated Financial Statements of Cole National Group, Inc. and Subsidiaries, contained elsewhere in this Form 10-K.

Cole National Group, Inc. and Subsidiaries Valuation and Qualifying Accounts 52 Weeks Ended February 2, 2002 53 Weeks Ended February 3, 2001 and 52 Weeks Ended January 29, 2000 (Dollars in millions)	Schedule II

		Charged
	Balance at	(Reversals)			Balance
	Beginning	to Cost and			End of
Description	of Period	Expenses	Deductions		Period

February 2, 2002

Allowance for doubtful accounts	$7.3	$0.1	$(3.4	)(A)	$4.0

Franchise note allowance for doubtful accounts	4.5	1.6	(0.9	)(A)	5.2

February 3, 2001

Allowance for doubtful accounts	$7.6	$4.6	$(4.9	)(A)	$7.3

Franchise allowance for uncollectable notes	4.2	0.8	(0.5	)(A)	4.5

January 29, 2000

Allowance for doubtful accounts	$7.2	$4.3	$(3.9	)(A)	$7.6

Franchise note allowance for doubtful accounts	5.2	0.3	(1.3	)(A)	4.2

Restructuring- 1998 Charge	$6.1	$(0.1)	$(6.0)		$—

1996 Charge	1.0	—	(1.0)		—

(A)	Receivable balances written off, net of recoveries

Reserve balances presented in the Notes to Consolidated Financial Statements are not presented in this schedule.

]'

EXHIBIT INDEX

Exhibit
Number	Description

3.1(i)	Certificate of Incorporation of Cole National Group, incorporated by reference to Exhibit 3.1(i) to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342)

3.2(ii)	By-Laws of Cole National Group, incorporated by reference to Exhibit 3.2(ii) to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342)

4.1	Indenture dated November 15, 1996, by and among Cole National Group and Norwest Bank Minnesota, National Association, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2006 (the form of which Senior Subordinated Note is included in such Indenture), incorporated by reference to Exhibit 4.1 of Cole National Corporation’s Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814)

4.2	Indenture dated August 22, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 8-5/8% Senior Subordinated Notes Due 2007, incorporated by reference to Exhibit 4.4 of Cole National Group, Inc.’s Registration Statement on Form S-1
(Registration No. 333-34963)

4.3	Cole National Group by this filing agrees, upon request, to file with the Commission the instruments defining the rights of holders of long-term debt of Cole National Group and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Cole National Group and its subsidiaries on a consolidated basis.

10.1	Lease Agreement (Knoxville) dated as of November 28, 1979 by and between Tommy Hensley, as agent for the real property of Mrs. Don Siegel and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.15 to Cole National Group’s Registration Statement on Form S-1
(Registration No. 33-66342)

10.2	Lease Agreement (Memphis) dated as of October 2, 1991 by and between Shelby Distribution Park and Cole Vision Corporation, incorporated by reference to Exhibit 10.16 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342)

10.3	Lease Agreement (Richmond) dated as of April 23, 1982 by and between Daniel, Daniel & Daniel and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.17 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342)

10.4	Lease for Multi-Tenancy Space (Salt Lake) dated as of October 30, 1981 by and between East Centennial Joint Venture and Cole Vision Corporation, as amended and supplemented, incorporated by reference to Exhibit 10.18 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342)

10.5	Form of Lease Agreement Finite 19518 dated as of December 29, 1988 between Sears, Roebuck and Co. and Cole Vision Corporation, incorporated by reference to Exhibit 10.23 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342)

10.6	Lease Agreement (Knoxville) dated as of April 11, 1995 by and between Richard T. Fox and Cole Vision Corporation, incorporated by reference to Exhibit 10.29 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 3, 1996 (File No. 1-12814)

10.7	Form of Indemnification Agreement for Directors of Cole National Group, incorporated by Reference to Exhibit 10.19 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342)

10.8	Form of Indemnification Agreement for Officers of Cole National Group, incorporated by reference to Exhibit 10.20 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342)

10.9	Form of License Agreement (Optical), incorporated by reference to Exhibit 10.24 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342)

EXHIBIT INDEX

Exhibit
Number	Description

10.10	Form of License/Lease Agreement (Optical), incorporated by reference to Exhibit 10.25 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342)

10.11	Agreement for the Allocation of Federal Income Tax Liability and Benefits among Members of the Parent Group dated August 23, 1985, as amended, incorporated by reference to Exhibit 10.26 to Cole National Group’s Registration Statement on
Form S-1 (Registration No. 33-66342)

10.12	Assignment and Assumption Agreement dated as of September 30, 1993 between Cole National Corporation and Cole National Group, incorporated by reference to Exhibit 10.24 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 3, 1996 (File No. 1-12814)

10.13	Lease agreement (Salt Lake) dated as of November 1, 1996 by and between Gibbons Realty Company and Cole Vision Corporation, incorporated by reference to Exhibit 10.01 of Cole National Corporation’s quarterly report of Form 10-Q for the period ended November 2, 1996 (File No. 1-12814)

10.14	Credit Agreement, dated as of November 15, 1996, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 99.1 of Cole National Corporation’s Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814)

10.15	Cole National Group Guarantee and Cash Collateral Agreement, dated as of November 15, 1996, by Cole National Group and Cole National Corporation, incorporated by reference to Exhibit 99.3 of Cole National Corporation’s Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814)

10.16	Guarantee and Collateral Agreement, dated as of November 15, 1996, by Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 99.4 of Cole National Corporation’s Report on Form 8-K, filed with the Commission on December 2, 1996 (File No. 1-12814)

10.17	First Amendment to the Credit Agreement, dated as of January 13, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc., and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.33 of Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963)

10.18	Second Amendment to Credit Agreement, dated as of August 8, 1997, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.34 of the Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963)

10.19	Third Amendment to the Credit Agreement, dated as of May 15, 1998, among Cole Vision Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on
Form 10-Q for the period ended May 2, 1998 (File No. 1-12814)

10.20	Fourth Amendment to the Credit Agreement, dated as of March 5, 1999, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.45 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814)

10.21*	Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated as of December 17, 1998, incorporated by reference to Exhibit 10.51 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814)

10.22*	Amended and Restated Instrument Designating Participants of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated January 25, 2002, incorporated by reference to Exhibit 10.39 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 1-12814)

EXHIBIT INDEX

Exhibit
Number	Description

10.23*	Cole National Group, Inc. Deferred Compensation Plan effective as of February 1, 1999, incorporated by reference to Exhibit 10.53 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814)

10.24*	Amendment No. 1, dated as of December 17, 1998, to the Cole National Group, Inc. Supplemental Pension Plan, incorporated by reference to Exhibit 10.54 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814)

10.25*	Employment Agreement entered into as of December 17, 1998 by and among Cole National Corporation, Cole National Group, Inc., Cole Vision Corporation, Pearle Inc., Things Remembered, Inc. and Jeffrey A. Cole, incorporated by reference to Cole National Corporation’s Annual Report on Form 10-K in the period ended January 30, 1999 (File No. 1-12814)

10.26	Fifth Amendment to the Credit Agreement, dated as of August 20, 1999, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 to Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 1999
(File No. 1-12814)

10.27	Sixth Amendment and Waiver to the Credit Agreement, dated as of March 7, 2000, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.50 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 3, 2001 (File No. 1-12814)

10.28*	Instrument Designating Participant of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated January 1, 2000, incorporated by reference to Exhibit 10.66 to Cole National Corporation’s Annual Report on
Form 10-K for the period ended February 3, 2001 (File No. 1-12814)

10.29*	Addendum to Employment Agreement dated June 4, 1999 among Jeffrey A. Cole, Cole National Corporation and certain of its subsidiaries, incorporated by reference to Exhibit 10.67 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 3, 2001 (File No. 1-12814)

10.30	Seventh Amendment to the Credit Agreement, dated as of April 21, 2000 among Cole Vision Corporation, Things Remembered, Inc., and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.69 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 3, 2001 (File No. 1-12814)

10.31	Eighth Amendment to the Credit Agreement, dated as of June 9, 2000 among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Quarterly Report on Form 10-Q for the period ended July 29, 2000
(File No. 1-12814)

10.32*	Amendment No. 1 to the Cole National Group, Inc. Deferred Compensation Plan for Senior Executives and other Senior Management, dated January 25, 2002 incorporated by reference to Exhibit 10.63 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 1-12814)

10.33*	Amendment No. 2 to the Cole National Group, Inc. Supplemental Pension Plan, dated January 25, 2002 incorporated by reference to Exhibit 10.64 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 1-12814)

10.34*	Amendment No. 2 to the Cole National Group, Inc. Supplemental Retirement Benefit Plan, dated January 25, 2002 incorporated by reference to Exhibit 10.66 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 1-12814)

EXHIBIT INDEX

Exhibit
Number	Description

10.35*	Amendment No. 1 to the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan, dated January 25, 2002 incorporated by reference to Exhibit 10.67 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 1-12814)

24†	Power of Attorney.

99†	Letter to Securities and Exchange Commission regarding Arthur Andersen LLP.

†	Filed herewith.

X-4