Form 10-K/A
period 2002-02-02
COLE NATIONAL GROUP INC
filed 2002-04-16
CIK 909492

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

COLE NATIONAL GROUP, INC.

April 16, 2002	By: /s/ Tracy L. Burmeister. Tracy L. Burmeister Vice President, Accounting and Reporting

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

* Jeffrey A. Cole	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2002

* Larry Pollock	President and Chief Operating Officer and Director	April 16, 2002

* Thomas T.S. Kaung	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 16, 2002

/s/ Tracy L. Burmeister Tracy L. Burmeister	Vice President, Accounting and Reporting (Principal Accounting Officer)	April 16, 2002

* Timothy F. Finley	Director	April 16, 2002

* Irwin N. Gold	Director	April 16, 2002

* Melchert Frans Groot	Director	April 16, 2002

* Peter V. Handal	Director	April 16, 2002

* Charles A. Ratner	Director	April 16, 2002

* Walter J. Salmon	Director	April 16, 2002

*     The undersigned, by signing his name hereto, does sign and execute this report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of Cole National Group, Inc. and which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

/s/ Tracy L. Burmeister Tracy L. Burmeister, Attorney-in-Fact

1

COLE NATIONAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	February 2,	February 3,
	2002	2001

Assets

Current assets:

Cash and cash equivalents	$63,656	$36,725

Accounts receivable, less allowance for doubtful accounts of $4,008 in 2001 and $7,348 in 2000	39,544	40,429

Current portion of notes receivable	2,825	4,272

Inventories	111,098	122,238

Refundable income taxes	502	571

Prepaid expenses and other	22,613	16,154

Deferred income tax benefits	430	2,009

Total current assets	240,668	222,398

Property and equipment, at cost	291,148	284,794

Less — accumulated depreciation and amortization	(169,851)	(161,775)

Total property and equipment, net	121,297	123,019

Notes receivable, excluding current portion, less allowance for doubtful accounts of $5,209 in 2001 and $4,537 in 2000	3,899	6,573

Deferred income tax benefits and other assets	49,371	57,422

Intangible assets, net	146,544	151,588

Total assets	$561,779	$561,000

Liabilities and Stockholder’s Equity

Current liabilities:

Current portion of long-term debt	$54	$49

Accounts payable	57,242	55,644

Payable to affiliates, net	73,548	81,789

Accrued interest	6,130	6,337

Accrued liabilities	78,725	76,620

Accrued income taxes	546	502

Total current liabilities	216,245	220,941

Long-term debt, net of discount and current portion	274,318	274,262

Other long-term liabilities	12,040	11,506

Stockholder’s equity:

Common stock	—	—

Paid-in capital	195,676	195,162

Accumulated other comprehensive loss	(1,198)	(658)

Accumulated deficit	(135,302)	(140,213)

Total stockholder’s equity	59,176	54,291

Total liabilities and stockholder’s equity	$561,779	$561,000

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

F-3