Form 10-Q
period 2002-05-04
COLE NATIONAL GROUP INC
filed 2002-06-13
CIK 909492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 4, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 33-66342

COLE NATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1744334

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5915 Landerbrook Drive	44124

Mayfield Heights, Ohio (Address of principal executive offices)	(Zip code)

(440) 449-4100
(Registrant’s telephone number, including area code)

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

All of the outstanding capital stock of the registrant is held by Cole National Corporation.

As of May 31, 2002, 1,100 shares of the registrant’s common stock, $.01 par value were outstanding.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MAY 4, 2002
INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of May 4, 2002 and February 2, 2002	1

Consolidated Statements of Operations for the 13 weeks ended May 4, 2002 and May 5, 2001	2

Consolidated Statements of Cash Flows for the 13 weeks ended May 4, 2002 and May 5, 2001	3

Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	7

Item 3. Quantitative and Qualitative Disclosures about Market Risk	9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	9

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	May 4,	February 2,
	2002	2002

Assets

Current assets:

Cash and cash equivalents	$62,560	$63,656

Accounts receivable, less allowances of $5,494 and $4,008, respectively	46,199	39,544

Current portion of notes receivable	2,795	2,825

Inventories	118,832	111,098

Refundable income taxes	472	502

Prepaid expenses and other	21,712	22,613

Deferred income tax benefits	500	430

Total current assets	253,070	240,668

Property and equipment, at cost	293,604	291,148

Less — accumulated depreciation and amortization	(172,998)	(169,851)

Total property and equipment, net	120,606	121,297

Notes receivable, excluding current portion, less allowances of $4,218 and $5,209, respectively	3,921	3,899

Deferred income taxes and other assets	48,441	49,371

Intangible assets, net	146,549	146,544

Total assets	572,587	561,779

Liabilities and Stockholder’s Equity Current liabilities:

Current portion of long-term debt	$44	$54

Payable to affiliates, net	74,393	57,242

Account payable	60,752	73,548

Accrued interest	7,436	6,130

Accured liabilities	80,475	78,725

Accrued income taxes	907	546

Total current liabilities	224,007	216,245

Long-term debt, net of discount and current portion	274,346	274,318

Other long-term liabilities	12,046	12,040

Stockholder’s equity	62,188	59,176

Total liabilities and stockholder’s equity	$572,587	$561,779

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Thirteen Weeks

	May 4,	May 5,
	2002	2001

Net revenue	$290,109	$270,291

Costs and expenses:

Cost of goods sold	95,648	87,722

Operating expenses	182,949	173,276

Goodwill and tradename amortization	—	1,462

Total costs and expenses	278,597	262,460

Operating income	11,512	7,831

Interest and other (income) expense:

Interest expense	6,993	6,901

Interest and other income	(298)	(936)

Total interest and other (income) expense, net	6,695	5,965

Income before income taxes	4,817	1,866

Income tax provision	1,927	1,306

Net income	$2,890	$560

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Thirteen Weeks Ended

	May 4,	May 5,
	2002	2001

Cash flows from operating activities:

Net income	$2,890	$560

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	8,958	9,309

Noncash interest expense	309	305

Gain on sale of fixed assets	—	(683)

Increases (decreases) in cash resulting from changes in operating assets and liabilities:

Accounts and notes receivable, prepaid expenses and other assets	(5,666)	4,301

Inventories	(7,682)	(7,546)

Accounts payable, accrued liabilities and other liabilities	5,234	(5,656)

Accrued interest	1,306	977

Accrued, refundable and deferred income taxes	317	929

Net cash provided by operating activities	5,666	2,496

Cash flows from investing activities:

Purchases of property and equipment, net	(6,348)	(5,933)

Net proceeds from sale of fixed assets	—	4,712

Systems development costs	(1,228)	(2,107)

Other, net	(95)	(105)

Net cash used for investing activities	(7,671)	(3,433)

Cash flows from financing activities:

Repayment of long-term debt	(11)	(10)

Advances from (to) affiliates, net	881	(94)

Other, net	39	(200)

Net cash provided by (used for) financing activities	909	(304)

Cash and cash equivalents:

Net decrease during the period	(1,096)	(1,241)

Balance, beginning of period	63,656	36,725

Balance, end of period	$62,560	$35,484

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

     The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information not misleading. Results for interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 2, 2002.

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly Cole National Group, Inc.’s financial position as of May 5, 2001 and the results of operations and cash flows for the 13 weeks ended May 4, 2002 and May 5, 2001.

Inventories

     The accompanying interim consolidated financial statements have been prepared without physical inventories.

Cash Flows

     Net cash flows from operating activities reflect net cash payments for income taxes and payments for interest of $127,000 and $5,628,000, respectively, for the 13 weeks ended May 4, 2002, and $380,000 and $5,620,000, respectively, for the 13 weeks ended May 5, 2001.

Total Other Comprehensive Income

     Total other comprehensive income for the 13 weeks ended May 4, 2002 and May 5, 2001 is as follows (000’s omitted):

	13 Weeks Ended

	May 4,	May 5,
	2002	2001

Net income	$2,890	$560

Cumulative translation gain (loss)	122	(209)

Total other comprehensive income	$3,012	$351

Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) Goodwill and Other Intangible Assets

     The Company adopted Financial Accounting Standard Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” in the first quarter of fiscal 2002. This statement requires that goodwill and certain intangible assets deemed to have indefinite lives will no longer be amortized, but instead, will be subject to reviews for impairment annually, or more frequently if certain indicators arise. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. The Company is in the process of completing the required transitional impairment testing of goodwill.

     The following table presents the first quarter results of the Company on a comparable basis (000’s omitted, except per share amounts):

	13 Weeks Ended

	May 4,	May 5,
	2002	2001

Net income:

Reported net income	$2,890	$560

Goodwill amortization	—	1,153

Tradename amortization	—	309

Related tax adjustment	—	(25)

Adjusted net income	$2,890	$1,997

     The net carrying amount of intangible assets at May 4, 2002, by business segment, was $124,218,000 at Cole Vision and $22,331,000 at Things Remembered. The change in the net carrying amount of intangible assets for the 13 weeks ended May 4, 2002, was due to currency impact on goodwill at Cole Vision.

(3) Segment Information

     Information on the Company’s reportable segments is as follows (000’s omitted):

	13 Weeks Ended

	May 4,	May 5,
	2002	2001

Net revenue:

Cole Vision	$236,656	$216,381

Things Remembered	53,453	53,910

Consolidated net revenue	$290,109	$270,291

Operating income (loss):

Cole Vision	$15,136	$11,380

Things Remembered	(1,364)	(1,068)

Total segment operating income	$13,772	$10,312

Unallocated amounts:

Corporate expenses	(2,260)	(2,481)

Consolidated operating income	11,512	7,831

Interest and other income, net	(6,695)	(5,965)

Income before income taxes	$4,817	$1,866

(4) Subsequent Events

     On May 22, 2002, the Company issued $150.0 million of 8-7/8% senior subordinated notes due 2012. These notes are unsecured and mature on May 15, 2012. Interest on the notes is payable semi-annually on each May 15 and November 15, commencing November 15, 2002.

     The indenture pursuant to which the 8-7/8% notes were issued contains certain optional and mandatory redemption features and other financial covenants similar to those in the indentures for the Company’s 8-5/8% and previously outstanding 9-7/8% notes.

     Net proceeds from the 8-7/8% note offering, together with cash on hand, were used to retire $150.0 million of 9-7/8% senior subordinated notes due 2006 and pay premiums and other costs associated with retiring those notes. The Company anticipates that its second quarter results will include an extraordinary loss on early extinguishment of debt of approximately $7.6 million, net of an income tax benefit of approximately $4.1 million, representing the payment of premiums and other costs of retiring the notes and the write-offs of unamortized discount and deferred financing fees.

     In connection with the 8-7/8% note offering, the Company and its operating subsidiaries amended their existing credit facility to, among other things, extend its term to May 31, 2006, provide a working capital commitment of $75.0 million and reduce borrowing rates. Borrowings under the amended credit facility presently bear interest at a rate equal to, at the option of the principal operating subsidiaries, either (a) the Eurodollar Rate plus 2.25% or (b) 1.25% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1.0% and (iii) the federal funds rate plus 0.5%. The Company pays a commitment fee of between 0.50% and 0.75% per annum on the unused portion of the facility based on the percentage of revolving credit commitments used.

     The amended credit facility, which is guaranteed by Cole National Corporation and Cole National Group, has customary operating and financial covenants similar to those in the Company’s previous credit agreement as described in the Company’s annual reports on Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

     The following is a discussion of certain factors affecting Cole National Group’s results of operations for the 13-week periods ended May 4, 2002 and May 5, 2001 (the Company’s first quarter). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this filing and the audited financial statements for the fiscal year ended February 2, 2002 included in the Company’s annual report on Form 10-K.

     Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 2, 2002 is referred to as “fiscal 2001.” The current fiscal year, which will end February 1, 2003, is referred to as “fiscal 2002.”

Results of Operations

     The following table sets forth certain operating information for the first quarter fiscal 2002 and fiscal 2001 (dollars in millions):

	First Quarter

	2002	2001	Change

Net revenue
Cole Vision	$236.6	$216.4	9.4%

Things Remembered	53.5	53.9	(0.8)

Total net revenue	$290.1	$270.3	7.3%

Gross margin	$194.5	$182.6	6.5%

Operating expenses	183.0	173.3	5.6

Goodwill and tradename amortization	—	1.5	(100.0)

Operating income	$11.5	$7.8	47.0%

Percentage of net revenue
Gross margin	67.0%	67.5%	(0.5)%

Operating expenses	63.0	64.1	(1.1)

Goodwill and tradename amortization	—	0.5	(0.5)

Operating income	4.0%	2.9%	1.1%

Number of retail locations at the end of the period
Cole Licensed Brands	1,286	1,186

Pearle company-owned	422	438

Pearle franchised	442	421

Total Cole Vision	2,150	2,045

Things Remembered	776	781

Total Cole National	2,926	2,826

     The increase in consolidated net revenue for the first quarter was primarily attributable to increases in comparable store sales at Cole Vision, growth in managed vision care revenue and an increase in the number of Target Optical stores now open. Changes in comparable store sales by business for fiscal 2002 compared to the same period a year ago were as follows:

First Quarter

Cole Licensed Brands (U.S.)	3.5%

Pearle company-owned (U.S.)	10.6%

Total Cole Vision	5.9%

Things Remembered	(3.0%)

Total Cole National	3.9%

Pearle U.S. franchise stores	5.9%

Pearle U.S. chain-wide	8.1%

     At Cole Licensed Brands, comparable store sales increased primarily from an increase in the average spectacle selling price, as unit sales decreased slightly. At Pearle, the increase in company-owned comparable store sales was driven primarily by an increase in the number of transactions with a modest increase in average spectacle selling price. At Things Remembered, comparable store sales declined as fewer transactions more than offset the increase in average selling price resulting from sales of new merchandise at higher average unit retails, more personalization and less clearance merchandise.

     The first quarter gross margin dollar increase was attributable to improvements in net revenue at Cole Vision. Overall, the gross margin rate decreased to 67.0% from 67.5% in fiscal 2001 due to a number of factors, including more aggressive pricing of contact lenses, the mix of frames selected by Sears Optical customers and an increase in products sold to Pearle franchisees. Although sales to franchisees generate lower margins, they add gross margin dollars and provide other benefits to the Company including a more uniform merchandise assortment and a consistent brand look across all stores. As a result, the gross margin rate at Cole Vision declined by 0.7 percentage points compared to first quarter 2001. However, the gross margin rate at Things Remembered increased 0.8 percentage points compared to first quarter 2001 benefiting primarily from the improvement in average selling price discussed above.

     The dollar increase in operating expenses for first quarter 2002 was primarily due to costs incurred to support the increase in net revenue and the number of Target Optical stores opened in the past twelve months, partially offset by reduced advertising expenditures at Pearle. As a percentage of net revenue, operating expenses improved to 63.0% from 64.1% in fiscal 2001, gaining operating leverage of 1.1 percentage points. The leverage gain was primarily due to the increase in comparable store sales at Cole Vision and reduced advertising expenditures. Amortization of goodwill and tradenames was stopped in fiscal 2002 as a result of adopting Statement of Financial Accounting Standards No. 142 (SFAS 142).

     The $3.7 million improvement in first quarter 2002 operating income compared to first quarter 2001 was primarily attributable to the increase in net revenues and operating leverage at Cole Vision and the adoption of SFAS 142 as discussed above.

     The increase in interest and other (income) expense, net, was primarily the result of a $0.7 million gain from the sale of a Dallas office facility in fiscal 2001. An income tax provision was recorded in the first quarter of fiscal 2002 and fiscal 2001 using the Company’s estimated annual effective tax rates of 40.0% and 70.0%, respectively. The reduction in the estimated effective tax rate compared to fiscal 2001 was primarily a result of adopting SFAS 142 which stopped nondeductible goodwill amortization.

New Accounting Pronouncements

     The Company adopted SFAS 142 in the first quarter of fiscal 2002. This statement requires that goodwill and certain intangible assets deemed to have indefinite lives will no longer be amortized, but instead, will be subject to reviews for impairment annually, or more frequently if certain indicators arise. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. Amortization of goodwill and tradenames totaled $5.8 million in fiscal 2001. The Company is in the process of completing the required transitional impairment testing of goodwill.

Forward-Looking Information

     Certain sections of this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect operating results, liquidity and financial condition, such as risks associated with the timing and achievement of improvements in the operations of the optical business, the nature and extent of disruptions of the economy from terrorist activities and from governmental and consumer responses to such acts, the success of new store openings and the rate at which new stores achieve profitability, the Company’s relationships with host stores and franchisees, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, competition and regulation in the optical industry, integration of acquired businesses, economic, political and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the mix of goods sold, pricing and other competitive factors, the seasonality of the Company’s business and the actual effect of implementation of new accounting standards. Forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company. All forward-looking statements involve risk and uncertainty.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits. The following Exhibits are filed herewith and made a part thereof:

10.1	Amended and Restated Credit Agreement dated May 23, 2002, among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

10.2	Indenture dated May 22, 2002, by and among Cole National Group, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 8-7/8% Senior Subordinated Notes Due 2012.

(b)  Reports on Form 8-K.

The Company filed a report on Form 8-K on April 26, 2002, which attached a press release regarding its intention to offer $150.0 million of its senior subordinated notes to certain institutional investors.

The Company filed a report on Form 8-K on May 7, 2002, which disclosed domestic comparable store sales for first quarter of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLE NATIONAL GROUP, INC.

	By:	/s/ Tracy L. Burmeister Tracy L. Burmeister Vice President Accounting and Reporting (Duly Authorized Officer and Principal Accounting Officer)

Date: June 13, 2002

COLE NATIONAL GROUP, INC.
FORM 10-Q
QUARTER ENDED MAY 4, 2002

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amended and Restated Credit Agreement dated May 23, 2002, among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

10.2	Indenture dated May 22, 2002, by and among Cole National Group, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 8-7/8% Senior Subordinated Notes Due 2012.