Form 10-Q/A
period 2002-05-04
COLE NATIONAL GROUP INC
filed 2002-06-20
CIK 909492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
SIGNATURE

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	May 4,	February 2,
	2002	2002

Assets

Current assets:

Cash and cash equivalents	$62,560	$63,656

Accounts receivable, less allowances of $5,494 and $4,008, respectively	46,199	39,544

Current portion of notes receivable	2,795	2,825

Inventories	118,832	111,098

Refundable income taxes	472	502

Prepaid expenses and other	21,712	22,613

Deferred income tax benefits	500	430

Total current assets	253,070	240,668

Property and equipment, at cost	293,604	291,148

Less — accumulated depreciation and amortization	(172,998)	(169,851)

Total property and equipment, net	120,606	121,297

Notes receivable, excluding current portion, less allowances of $4,218 and $5,209, respectively	3,921	3,899

Deferred income taxes and other assets	48,441	49,371

Intangible assets, net	146,549	146,544

Total assets	572,587	561,779

Liabilities and Stockholder’s Equity

Current liabilities:

Current portion of long-term debt	$44	$54

Account payable	60,752	57,242

Payable to affiliates, net	74,393	73,548

Accrued interest	7,436	6,130

Accrued liabilities	80,475	78,725

Accrued income taxes	907	546

Total current liabilities	224,007	216,245

Long-term debt, net of discount and current portion	274,346	274,318

Other long-term liabilities	12,046	12,040

Stockholder’s equity	62,188	59,176

Total liabilities and stockholder’s equity	$572,587	$561,779

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

1

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLE NATIONAL GROUP, INC.

	By:	/s/ Tracy L. Burmeister Tracy L. Burmeister Vice President Accounting and Reporting (Duly Authorized Officer and Principal Accounting Officer)

Date: June 20, 2002

10