Form 10-Q/A
period 2002-05-04
COLE NATIONAL GROUP INC
filed 2003-05-19
CIK 909492

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 2)

(MARK ONE)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 4, 2002,

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.


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
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM IN THE REDUCED DISCLOSURE FORMAT.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.    YES  X    NO
                                          ---      ----

ALL OF THE OUTSTANDING CAPITAL STOCK OF THE REGISTRANT IS HELD BY COLE NATIONAL CORPORATION.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).   YES  X    NO
                                                  ---      ---

AS OF MAY 31, 2002, 1,100 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE WERE OUTSTANDING.

================================================================================

                                EXPLANATORY NOTE

        This Amendment No. 2 to Form 10-Q is being filed by Cole National Group (the Company) to give effect to the restatement described in Note 9 to the accompanying Consolidated Financial Statements. See Note 9 for a summary of the effects of the restatement.

        Except for the certifications herein and Item 4 of Part I, all information contained herein is as of May 4, 2002, and does not reflect any events or changes in information, other than the restatement, that may have occurred subsequent to May 4, 2002. For a discussion of events and developments relating to periods subsequent to May 4, 2002, see the Company's reports filed with the Securities and Exchange Commission for such subsequent periods, including the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003, which is being filed concurrently with this Form 10-Q.



                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-Q/A
                            QUARTER ENDED MAY 4, 2002
                                      INDEX

                                                                                                    Page No.
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheets as of May 4, 2002 (as restated) and February 2, 2002
                  (as restated) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

                  Consolidated Statements of Operations for the 13 week period ended May 4, 2002
                  (as restated) and May 5, 2001(as restated)  . . . . . . . . . . . . . . . . . . .      2

                  Consolidated Statements of Cash Flows for the 13 week period ended May 4, 2002
                  (as restated) and May 5, 2001(as restated)  . . . . . . . . . . . . . . . . . . .      3

                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . .      4

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

          Item 3. Quantitative and Qualitative Disclosures about Market Risk  . . . . . . . . . . .     23

          Item 4. Controls and Procedures   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23

PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .     24

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26

          Certifications. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27

          Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29

                         PART I. - FINANCIAL INFORMATION

ITEM 1. RESTATED FINANCIAL STATEMENTS

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)



                                                               May 4,          February 2,
                                                                2002              2002
                                                             (As restated,     (As restated,
                                                             see Note 9)       see Note 9)
                                                             ------------      -----------
Assets
Current assets:
     Cash and cash equivalents                                 $  62,438        $  63,418
     Accounts receivable, less allowances of
          $4,029 and $3,228, respectively                         45,856           41,299
     Current portion of notes receivable                           2,795            2,723
     Inventories                                                 125,738          119,203
     Prepaid expenses and other                                   29,608           29,013
     Deferred income taxes                                        27,236           27,161
                                                             ------------      -----------
               Total current assets                              293,671          282,817

Property and equipment, at cost                                  303,469          298,918
     Less - accumulated depreciation and amortization           (184,537)        (180,536)
                                                             ------------      -----------
               Total property and equipment, net                 118,932          118,382

Notes receivable, excluding current portion, less
     allowances of $4,218 and $5,209, respectively                 4,644            4,709
Deferred income taxes                                             20,977           22,156
Other assets                                                      42,924           43,690
Other intangibles, net                                            45,892           45,996
Goodwill, net                                                     85,549           85,543
                                                             ------------      -----------
               Total assets                                    $ 612,589        $ 603,293
                                                             ============      ===========

Liabilities and Stockholder's Equity
Current liabilities:
     Current portion of long-term debt                         $     243        $     229
     Accounts payable                                             66,365           64,863
     Payable to affiliates, net                                   85,301           85,477
     Accrued interest                                              7,345            6,340
     Accrued liabilities                                          94,235           92,324
     Accrued income taxes                                          1,679              373
     Deferred revenue                                             37,592           35,401
                                                             ------------      -----------
                Total current liabilities                      $ 292,760          285,007

Long-term debt, net of discount and current portion              274,747          274,574

Other long-term liabilities                                       18,796           17,919
Deferred revenue, long-term                                       11,559           11,049

Stockholder's equity                                              14,727           14,744
                                                             ------------      -----------

          Total liabilities and stockholder's equity           $ 612,589        $ 603,293
                                                             ============      ===========


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)


                                                           Thirteen Week Period Ended
                                                           ---------------------------
                                                             May 4,           May 5,
                                                              2002             2001
                                                          (As restated,   (As restated,
                                                           see Note 9)     see Note 9)
                                                           ----------      -----------
Net revenue                                                 $ 285,441        $ 271,774

Costs and expenses:
     Cost of goods sold                                        91,522           85,177
     Operating expenses                                       184,958          177,677
     Goodwill and tradename amortization                            -            1,253
                                                           ----------       ----------
          Total costs and expenses                            276,480          264,107
                                                           ----------       ----------

Operating income                                                8,961           7,667

Interest and other (income) expense, net:
     Interest expense                                           6,991            7,079
     Interest and other (income), net                            (536)          (1,527)
                                                           ----------       ----------
          Total interest and other (income) expense, net        6,455            5,552
                                                           ----------       ----------

Income before income taxes                                      2,506            2,115

Income tax provision                                            2,585            2,339
                                                           ----------       ----------

Net income (loss)                                           $     (79)       $    (224)
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

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                    Thirteen Week Period Ended
                                                                                                   -----------------------------
                                                                                                       May 4,            May 5,
                                                                                                       2002              2001
                                                                                                   (As restated,     (As restated,
                                                                                                    see Note 9)        see Note 9)
                                                                                                   ------------       ----------
Cash flows from operating activities:
     Net income (loss)                                                                             $      (79)       $    (224)
     Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                                                               9,014            9,546
            Noncash interest and other, net                                                               166              346
            Gain on sale of building                                                                        -             (683)
            Increases (decreases) in cash resulting from changes in operating assets and liabilities:
                    Accounts and notes receivable, prepaid expenses and other assets                   (5,116)           3,936
                    Inventories                                                                        (6,483)          (7,734)
                    Accounts payable, accrued liabilities and other liabilities                         4,409           (3,957)
                    Accrued interest                                                                    1,005            1,002
                    Accrued deferred income taxes                                                       2,406            1,963
                                                                                                  -----------        ---------
                             Net cash provided by operating activities                                  5,322            4,195
                                                                                                  -----------        ---------
Cash flows from investing activities:
     Purchases of property and equipment, net                                                          (6,735)         (10,570)
     Net proceeds from sale of fixed assets                                                                 -            4,712
     Systems development costs                                                                         (1,283)          (2,107)
     Other, net                                                                                             7             (315)
                                                                                                  ------------       ----------
                             Net cash used for investing activities                                    (8,011)          (8,280)
                                                                                                  ------------       ----------
Cash flows from financing activities:
     Repayment of long-term debt                                                                          (43)             (32)
     Increase (decrease) overdraft balances                                                             1,916            2,365
     Advances from (to) parent, net                                                                      (140)             (70)
     Other, net                                                                                           (24)             (87)
                                                                                                  ------------       ----------
                             Net cash provided by financing activities                                  1,709            2,176
                                                                                                  ------------       ----------
Cash and cash equivalents:
     Net decrease during the period                                                                      (980)          (1,909)
     Balance, beginning of period                                                                      63,418           37,218
                                                                                                  ------------       ----------
     Balance, end of period
                                                                                                   $   62,438        $  35,309
                                                                                                  ============       ==========


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

Nature of Operations

        The Company is a specialty service retailer operating in both host and nonhost environments, whose primary lines of business are optical products and services and personalized gifts. The Company sells its products through 2,484 company-owned retail locations and 442 franchised locations in 50 states, Canada, and the Caribbean. In connection with its optical business, the Company is a managed vision care benefits provider and claims payment administrator whose programs provide comprehensive eyecare benefits primarily marketed directly to large employers, health maintenance organizations (HMO) and other organizations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 5).

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

         Significant estimates are required in determining the allowance for uncollectible accounts, inventory valuation, depreciation, amortization and recoverability of long-lived assets, deferred income taxes, remakes and returns allowances, managed vision underwriting results, self-insurance reserves and retirement and post-employment benefits.

Reclassifications

        Certain reclassifications have been made to prior year financial statements and the notes to conform to the current year presentation.

Revenue Recognition and Deferred Revenue

        Revenues include sales of goods and services, including delivery fees, to retail customers at company-operated stores, sales of merchandise inventory to franchisees and other outside customers, other revenues from franchisees such as royalties based on sales interest income on franchise notes receivable and initial franchise fees, and capitation and other fees associated with Cole Vision's managed vision care business.

        Revenues from merchandise sales and services, net of estimated returns and allowances, are recognized at the time of customer receipt or when the related goods are shipped direct to the customer and all significant obligations of the Company have been satisfied. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages. Capitation revenues are accrued when due under related contracts at the agreed upon per member, per month rates.

Administrative service revenue is recognized when services are provided over the contract period and the Company's customers are obligated to pay. Additionally, the Company sells discount programs which have twelve-month terms. Revenues from discount programs are deferred and amortized over the twelve-month term.

        Additionally, the Company sells separately priced extended warranty contracts with terms of coverage of 12 and 24 months. Revenues from the sale of these separately priced contracts are deferred and amortized over the lives of the contracts while the costs to service the warranty claims are expensed as incurred. Incremental costs directly related to the sale of such contracts, such as sales commissions and percentage rent, are deferred in prepaid expenses and charged to expense in proportion to the revenue recognized.

        Franchise revenues based on sales by franchisees are accrued as earned. Initial franchise fees are recorded as revenue when all material services or conditions relating to the sale of the franchises have been substantially performed or satisfied by the Company and when the related store begins operations.

        Things Remembered sells memberships in its Rewards Club(TM) program, which allows members to earn rebates based on their accumulated purchases. The Company defers and amortizes the membership fee revenue over the life of the membership. The rebates which can only be used to offset the price of future customer purchases are recognized as a reduction of revenue based on the rebates earned and the estimated future redemptions. The cumulative liability for unredeemed rebates is adjusted over time based on actual experience and trends with respect to redemption.


Valuation of Inventories

        Inventories are recorded at the lower of cost or market based on the first-in, first-out (FIFO) method for the optical inventories and based on the weighted average cost method for the gift inventories. The Company records a valuation reserve for future inventory cost markdowns to be taken for inventory not expected to be part of its ongoing merchandise offering. The reserve is estimated based on historical information regarding sell through for similar products. The Company records a reserve for estimated shrinkage based on various factors including sales volume, historical shrink results and current trends.

Property and Equipment

        Property and equipment are stated at cost. Repairs and maintenance costs that extend the life of the asset are capitalized. Depreciation is provided principally by using the straight-line method over the estimated useful life of the related assets, generally 2 to 10 years for furniture, fixtures and equipment, 2 to 25 years for leasehold improvements and 5 to 40 years for buildings and improvements.

Goodwill and Intangible Tradename Assets

      Goodwill, non-compete agreements and tradename assets were amortized over their estimated useful economic life using the straight-line method and are carried at cost less accumulated amortization. Beginning with fiscal year 2002, all goodwill and tradename amortization ceased in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) and both goodwill and tradenames are tested at least annually for impairment. The Company adopted the first day of the fourth fiscal quarter for the annual impairment review. Other intangible assets with finite lives are amortized over their estimated useful lives based on management's estimates of the period that the assets will generate revenue.

Cash Flows

        Net cash flows from operating activities reflect net cash payments (receipts) for income taxes and payments for interest of $127,000 and $5,703,000, respectively, for the 13 week period ended May 4, 2002, and $380,000 and $5,762,000, respectively, for the 13 week period ended May 5, 2001.


Total Other Comprehensive Income (Loss)

     Total other comprehensive income (loss) for the 13 week period ended May 4, 2002 and May 5, 2001 is as follows (000's omitted):

                                              13 Week Period Ended
                                             --------------------------
                                                  May 4,       May 5,
                                                    2002         2001
                                             -----------     ----------
Net income (loss)                            $      (79)     $    (224)

Cumulative translation gain (loss), net             107           (162)
                                             -----------     ----------
Total other comprehensive income (loss)      $       28      $    (386)
                                             ===========     ==========

(2)     GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company adopted SFAS 142 in the first quarter of fiscal 2002. This statement requires that goodwill and certain intangible assets deemed to have indefinite lives will no longer be amortized, but instead, be subject to reviews for impairment annually, or more frequently if certain indicators arise. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002.

        The following table provides the comparable effects of adopting SFAS 142 for the thirteen week periods ending May 4, 2002 and May 5, 2001. (000's omitted):


                                                13 Week Period Ended
                                              --------------------------
                                                May 4,         May 5,
                                                 2002           2001
                                              (As restated, see Note 9)
                                              --------------------------
Net income (loss):
     Reported net income (loss)                 $    (79)      $   (224)
     Goodwill amortization                             -            944
     Tradename amortization                            -            309
     Related tax adjustment                            -           (170)
                                              -----------     ----------

     Adjusted net income (loss)                 $    (79)      $    859
                                              ===========     ==========

        Other intangible assets consist of (In thousands):

                                               2002          2001
                                            ----------    ---------
Tradename                                    $ 49,460     $ 49,460
Noncompete agreements                             240          240
Contracts                                       3,460        3,460
                                            ----------    ---------
                                               53,160       53,160
Accumulated amortization                       (7,268)      (7,164)
                                            ----------    ---------
Other intangibles, net                       $ 45,892     $ 45,996
                                            ==========    =========

        The net carrying amount of goodwill at May 4, 2002, by business segment, was $64.2 million at Cole Vision and $21.4 million at Things Remembered. The change in the net carrying amount of goodwill of $6,000 for the 13 week period ended May 4, 2002, was due to foreign currency translation of goodwill at Cole Vision. Amortization of other intangibles was $0.1 million for the thirteen week period ended May 4, 2002.

(3)      LONG-TERM DEBT

         On August 22, 1997, Cole National Group issued $125.0 million of 8-5/8% Senior Subordinated Notes that mature in 2007 with no earlier scheduled redemption or sinking fund payments. Interest on the 8-5/8% notes is payable semi-annually on February 15 and August 15.

         On November 15, 1996, Cole National Group issued $150.0 million of 9-7/8% Senior Subordinated Notes that mature in 2006 with no earlier scheduled redemption or sinking fund payments. Interest on the 9-7/8% notes is payable semi-annually on June 30 and December 31.

         The 8-5/8% notes and the 9-7/8% notes are general unsecured obligations of Cole National Group, subordinated in right of payment to senior indebtedness of Cole National Group and senior in right of payment to any current or future subordinated indebtedness of Cole National Group.

         The indentures pursuant to which the 8-5/8% notes and the 9-7/8% notes were issued restrict dividend payments to the Company to 50% of Cole National Group's net income after October 31, 1993, plus amounts due to the Company under a tax sharing agreement and for administrative expenses of the Company not to exceed 0.25% of Cole National Group's net revenue. The indentures also contain certain optional and mandatory redemption features and other financial covenants. Cole National Group was in compliance with these covenants at May 4, 2002.

         On April 23, 1999, the Company issued a $10.0 million promissory note bearing interest at 5.0% per annum in recognition of a commitment to contribute $10.0 million to a leading medical institution, supporting the development of a premier eye care research and surgical facility. The note requires a $5.0 million principal payment to be made on April 23, 2004, and principal payments in the amount of $1.0 million to be made on the anniversary date of the note each successive year through 2009. Interest will be paid annually for the first 5 years, and thereafter with each payment of principal.


(4)      CREDIT FACILITY

         The operating subsidiaries of Cole National Group, Inc. have a working capital commitment ranging from $50.0 million to $75.0 million based on Cole National Group's current debt leverage ratio described in the credit facility. This credit facility extends until January 31, 2003. Borrowings under the credit facility presently bear interest based on leverage ratios at a rate equal to, at the option of the principal operating subsidiaries of Cole National Group, either (a) the Eurodollar Rate plus 2.5% or (b) 1.5% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1.0% and (iii) the federal funds rate plus 0.5%. Cole National Group pays a commitment fee of between 0.375% and 0.75% per annum on the total unused portion of the facility based on the percentage of revolving credit commitments used. The Company guarantees this credit facility.

         The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the subsidiaries to comply with certain financial covenants, including covenants regarding minimum interest coverage, maximum leverage and consolidated net worth. The principal operating subsidiaries of Cole National Group were in compliance with these covenants at May 4, 2002.

         The credit facility restricts dividend payments to Cole National Group to amounts needed to pay interest on the 9-7/8% notes and the 8-5/8% notes, and certain amounts related to taxes, along with up to $8.0 million plus 0.25% of Cole National Group's consolidated net revenue annually for other direct expenses of the Company or Cole National Group.

      No borrowings under the credit facility were outstanding as of May 4, 2002 and May 5, 2001. There were no borrowings during the first quarter of fiscal 2002 and fiscal 2001.


(5)      SEGMENT INFORMATION

         Information on the Company's reportable segments is as follows (dollars in thousands):



                                                  13 Week Period Ended
                                              ---------------------------
                                                May 4,          May 5,
                                                 2002            2001
                                              -----------     -----------
Net revenue:
     Cole Vision                                $232,970        $218,829
      Things Remembered                           52,471          52,945
                                              -----------     -----------
          Consolidated net revenue              $285,441        $271,774
                                              ===========     ===========


Operating income (loss):
     Cole Vision                                $ 13,291        $ 11,301
     Things Remembered                            (1,839)         (1,232)
                                              -----------     -----------
          Total segment operating income        $ 11,452        $ 10,069
     Unallocated amounts:
          Corporate expenses                       2,491           2,402
                                              -----------     -----------
     Consolidated operating income                 8,961           7,667
     Interest and other (income) expense, net      6,455           5,552
                                              -----------     -----------
     Income before income taxes                  $ 2,506         $ 2,115
                                              ===========     ===========

(6)     COMMITMENTS AND CONTINGENCIES

        The Company leases a substantial portion of its computers, equipment and facilities including laboratories, office and warehouse space, and retail store locations. These leases generally have initial terms of up to 10 years and often contain renewal or purchase options. Operating and capital lease obligations are based upon contractual minimum rates and, in most leases covering retail store locations, additional rents are payable based on store sales. In addition, Cole Vision operates departments in various host stores paying occupancy costs solely as a percentage of sales under agreements containing short-term cancellation clauses. Generally, the Company is required to pay taxes and normal expenses of operating the premises for laboratory, office, warehouse and retail store leases; the host stores pay these expenses for departments operated on a percentage-of-sales basis.

        The Company guarantees future minimum lease payments for certain store locations leased directly by franchisees. These guarantees totaled approximately $13.7 million and $14.2 million as of February 2, 2002 and May 4, 2002. Generally, these guarantees also extend to payments of taxes and other normal expenses payable under these leases, the amounts of which are not readily quantifiable.

(7) SUBSEQUENT EVENTS

        On May 22, 2002, Cole National Group issued $150.0 million of 8-7/8% Senior Subordinated Notes that mature on May 15, 2012. Interest on the notes is payable semi-annually on each May 15 and November 15, commencing November 15, 2002.

        Net proceeds from the 8-7/8% note offering, together with cash on hand, were used to retire $150.0 million of 9-7/8% Senior Subordinated Notes due 2006 and pay premiums and other costs associated with retiring those notes. Cole National Corporation anticipates that its second quarter results will include an extraordinary loss on early extinguishment of debt of approximately $7.2 million, net of an income tax benefit of approximately $3.9 million, representing the payment of premiums and other costs of retiring the notes and the write-offs of unamortized discount and deferred financing fees.

        The 8-5/8% notes and the 8-7/8% notes are general unsecured obligations of Cole National Group, subordinated in right of payment to senior indebtedness of Cole National Group and senior in right of payment to any current or future subordinated indebtedness of Cole National Group.

        The indenture pursuant to which the 8-5/8% notes and the 8-7/8% notes were issued restrict dividend payments to Cole National Corporation. The indentures also contain certain optional and mandatory redemption features and other financial covenants. Cole National Group was in compliance with all applicable covenants at May 4, 2002.

(8)   LEGAL PROCEEDINGS

        In the ordinary course of business, the Company is involved in various legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

(9)   RESTATEMENT

        Subsequent to the issuance of the Company's consolidated financial statements for the second quarter of fiscal 2002, the Company determined it needed to restate its previously issued financial statements for numerous items, each of which was an "error" within the meaning of Accounting Principles Board
(APB) Opinion No. 20, "Accounting Changes." In addition to the restatement of its annual financial statements, the Company has also restated its previously issued quarterly financial statements.

Recognition of Revenues Earned on the Sale of Extended Warranty Contracts. Customers purchasing eyeglasses from the Company's retail stores are offered the option of buying a warranty for up to two years, paying in full for the warranty at the time of sale. The Company historically recognized the revenue at the time of the sale. The Company has made restatement adjustments to record the warranty payment received at the time of the sale as deferred revenue and recognizes the revenue on a straight-line basis over the warranty period.

Other Revenue Recognition Adjustments. Previously, the Company recognized certain sales transactions as revenue when the customer placed the order and a deposit was taken. Restatement adjustments were made to defer such revenue until customer receipt or when the related goods were shipped direct to the customer and all significant obligations of the Company were satisfied. In addition, revenue adjustments have been made to establish adequate allowances for returns and remakes. Historically, the Company had recorded returns and remakes based on actual product returned during the period.

Valuation of Long-lived Assets. Historically, the Company did not consider certain mature stores with negative cash flows in its asset impairment tests. In addition, in testing for SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS 121) the Company did not allocate goodwill to the respective stores. As part of the restatement, the Company applied a methodology which includes all mature stores in its assets impairment tests and includes an allocation of goodwill for years prior to fiscal 2002. The restated financial statements also reflect the recognition of losses on the disposal of fixed assets in the appropriate periods. Additional adjustments were made to record depreciation expense for certain depreciable fixed assets which were not previously being depreciated. Also included is an adjustment to record capital lease assets and the corresponding lease obligation for leases that had previously been accounted for as operating leases.

Inventories and Cost of Goods Sold. The Company's restated financial statements reflect adjustments relating to inventories and cost of goods sold primarily to
(i) recognize obsolescence reserves in appropriate periods and amounts, correct calculation errors and recognize certain inventory costs in appropriate periods and (ii) reflect certain vendor allowances previously recorded in operations but not yet earned as a reduction in the inventory balances.

Accruals for Operating Expenses. Historically, the Company did not always record changes in estimates in the period of change, and established accruals for certain expenses that had not yet been incurred. The restated financial statements reflect adjustments to recognize certain operating expenses in the period in which they were incurred and to record the corresponding liability for those items not paid at the end of the period. Such operating expenses primarily consist of advertising, self-insurance, IBNR claims, retirement and post employment benefits, vacation, allowance for uncollectible accounts and miscellaneous operating expenses.

1998 Settlement from Former Owner of Pearle. The Company's 1998 financial statements included the recognition of $6.0 million of income from a $13.0 million cash settlement with the former owner of Pearle. The terms of the related agreement included the settlement of certain claims and indemnifications associated with the purchase agreement. In addition, as part of the settlement, the Company agreed to assume certain contingent liabilities from the former owner. The restated financial statements reflect the treatment of this $6.0 million from the settlement as an adjustment to the purchase price of Pearle, thereby reducing the goodwill that was established in connection with the Pearle acquisition and associated amortization expense.

Deferred Income Taxes and Income Tax Liabilities. The Company reviewed all of its temporary differences and loss and tax credit carryforwards, and made adjustments to its deferred tax assets and liabilities. Adjustments were made to provide for state and local income tax deferred tax assets and liabilities, which were previously not recorded. The Company evaluated the adequacy of the tax liabilities established for the current and open tax years and adjusted the amounts maintained in the tax liability accounts. Also included is the tax effect of the restatement items.

Summary. This Form 10-Q for the quarterly period ended May 4, 2002 is being filed at the completion of the restatement process, and at the same time as the filing of the Company's Form 10-K for the fiscal year ended February 1, 2003. The comparative financial information for the prior year set forth in the financial statements of this Form 10-Q have been restated.

CONSOLIDATED BALANCE SHEET AS OF MAY 4, 2002


                                                                As
                                                            Previously
                                                             Reported         Adjustments       As Restated
                                                            ----------        -----------       -----------
                                                                         (Dollars in thousands)
ASSETS
Current assets:
    Cash                                                    $  62,560         $    (122)        $  62,438
    Accounts receivable, less allowances                       46,199              (343)           45,856
    Current portion of notes receivable                         2,795              --               2,795
    Inventories                                               118,832             6,906           125,738
    Refundable income taxes                                       472              (472)             --
    Prepaid expenses and other                                 21,712             7,896            29,608
    Deferred income tax benefits                                  500            26,736            27,236
                                                            ---------         ---------         ---------
        Total current assets                                  253,070            40,601           293,671

Property and equipment, at cost                               293,604             9,865           303,469
    Less - accumulated depreciation and amortization         (172,998)          (11,539)         (184,537)
                                                            ---------         ---------         ---------
        Total property and equipment, net                     120,606            (1,674)          118,932


Notes receivable, excluding current portion, less
  allowances                                                    3,921               723             4,644
Deferred income taxes and other assets                         48,441            15,460            63,901
Intangible assets, net                                        146,549           (15,108)          131,441
                                                            ---------         ---------         ---------
                                                            $ 572,587         $  40,002         $ 612,589
                                                            =========         =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current portion of long-term debt                       $      44         $     199         $     243
    Accounts payable                                           60,752             5,613            66,365
    Payable to affiliates, net                                 74,393            10,908            85,301
    Accrued interest                                            7,436               (91)            7,345
    Accrued liabilities and deferred revenues                  80,475            51,352           131,827
    Accrued income taxes                                          907               772             1,679
                                                            ---------         ---------         ---------
        Total current liabilities                             224,007            68,753           292,760

Long term debt, net of discount and current portion           274,346               401           274,747
Other long term liabilities                                    12,046            18,309            30,355

Stockholder's equity                                           62,188           (47,461)           14,727

                                                            ---------         ---------         ---------
    Total liabilities and stockholder's equity              $ 572,587         $  40,002         $ 612,589
                                                            =========         =========         =========

CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 2, 2002


                                                                As
                                                            Previously
                                                             Reported         Adjustments       As Restated
                                                            ----------        -----------       -----------
                                                                         (Dollars in thousands)
ASSETS
Current assets:
    Cash                                                    $  63,656         $    (238)        $  63,418
    Accounts receivable, less allowances                       39,544             1,755            41,299
    Current portion of notes receivable                         2,825              (102)            2,723
    Inventories                                               111,098             8,105           119,203
    Refundable income taxes                                       502              (502)             --
    Prepaid expenses and other                                 22,613             6,400            29,013
    Deferred income tax benefits                                  430            26,731            27,161
                                                            ---------         ---------         ---------
        Total current assets                                  240,668            42,149           282,817

Property and equipment, at cost                               291,148             7,770           298,918
    Less - accumulated depreciation and amortization         (169,851)          (10,685)         (180,536)
                                                            ---------         ---------         ---------
        Total property and equipment, net                     121,297            (2,915)          118,382


Notes receivable, excluding current portion, less
  allowances                                                    3,899               810             4,709
Deferred income taxes and other assets                         49,371            16,475            65,846
Intangible assets, net                                        146,544           (15,005)          131,539
                                                            ---------         ---------         ---------
                                                            $ 561,779         $  41,514         $ 603,293
                                                            =========         =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current portion of long-term debt                       $      54         $     175         $     229
    Accounts payable                                           57,242             7,621            64,863
    Payable to affiliates, net                                 73,548            11,929            85,477
    Accrued interest                                            6,130               210             6,340
    Accrued liabilities and deferred revenues                  78,725            49,000           127,725
    Accrued income taxes                                          546              (173)              373
                                                            ---------         ---------         ---------
        Total current liabilities                             216,245            68,762           285,007

Long term debt, net of discount and current portion           274,318               256           274,574
Other long term liabilities                                    12,040            16,928            28,968

Stockholder's equity                                           59,176           (44,432)           14,744

                                                            ---------         ---------         ---------
    Total liabilities and stockholder's equity              $ 561,779         $  41,514         $ 603,293
                                                            =========         =========         =========

FOR THE QUARTER ENDED MAY 4, 2002

                                                                 As Previously
                                                                  Reported      Adjustments  As Restated
                                                                 -------------  -----------  -----------
                                                                               (In thousands)
Net revenue                                                       $ 290,109      $ (4,668)    $ 285,441

Cost and expenses:
     Cost of goods sold                                              95,648        (4,126)       91,522
     Operating expenses                                             182,949         2,009       184,958
     Goodwill and tradename amortization                                  -             -             -
                                                                 -----------   -----------   -----------
          Total costs and expenses                                  278,597        (2,117)      276,480
                                                                 -----------   -----------   -----------

Operating income                                                     11,512        (2,551)        8,961

Interest and other (income) expense:
     Interest expense                                                 6,993            (2)        6,991
     Interest and other (income)                                       (298)         (238)         (536)
                                                                 -----------   -----------   -----------
          Total interest and other (income) expense, net              6,695          (240)        6,455
                                                                 -----------   -----------   -----------

Income before income taxes                                            4,817        (2,311)        2,506

Income tax provision                                                  1,927           658         2,585
                                                                 -----------   -----------   -----------

Net income (loss)                                                 $   2,890      $ (2,969)    $     (79)
                                                                 ===========   ===========   ===========

FOR THE QUARTER ENDED MAY 5, 2001




                                                                   As Previously
                                                                    Reported     Adjustments   As Restated
                                                                   ------------- ------------ ------------
                                                                               (In thousands)
Net revenue                                                        $  270,291    $    1,483   $   271,774

Cost and expenses:
     Cost of goods sold                                                87,722        (2,545)       85,177
     Operating expenses                                               173,276         4,401       177,677
     Goodwill and tradename amortization                                1,462          (209)        1,253
                                                                   -----------   -----------   -----------
          Total costs and expenses                                    262,460         1,647       264,107
                                                                   -----------   -----------   -----------

Operating income (loss)                                                 7,831          (164)        7,667

Interest and other (income) expense:
     Interest expense                                                   6,901           178         7,079
     Interest and other (income)                                         (936)         (591)       (1,527)
                                                                   -----------   -----------   -----------
          Total interest and other (income) expense, net                5,965          (413)        5,552
                                                                   -----------   -----------   -----------

Income before income taxes                                              1,866           249         2,115

Income tax provision                                                    1,306         1,033         2,339
                                                                   -----------   -----------   -----------

Net income (loss)                                                  $      560    $     (784)  $      (224)
                                                                   ===========   ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

        As discussed in Note 9 to the Consolidated Financial Statements, the Company's financial statements have been restated. See Note 9 to the Notes to Consolidated Financial Statements, for a summary of the significant effects of the restatement. The following discussion of the Company's financial condition and results of operations gives effects to the restatement and should be read in conjunction with the Consolidated Financial Statements and related notes.

OVERVIEW

        Cole National, primarily through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc., is a leading provider of optical products and services and personalized gifts. The Company sells its products and services through 2,484 company-owned retail locations and 442 franchised locations in 50 states, Canada and the Caribbean.

        Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 2, 2002 is referred to as "fiscal 2001." The current fiscal year, which ends February 1, 2003, is referred to as "fiscal 2002." Fiscal 2002 and fiscal 2001 each consisted of 52 weeks.

        The Company has two reportable segments, Cole Vision and Things Remembered. Most of Cole Vision's revenue represents sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle Vision retail locations. Cole Vision revenue also includes sales of merchandise to franchisees, royalties based on franchise sales, initial franchise fees for Pearle Vision and capitation revenue, administrative service fee revenue and discount program service fees from its Cole Managed Vision business.

        Things Remembered's revenue represents sales of engraveable gift merchandise, personalization and other services primarily through retail in-line stores and kiosks. Things Remembered revenue also includes direct sales through its e-commerce site, ThingsRemembered.com, sales through Things Remembered catalogs and through affiliate programs direct to businesses.

RESULTS OF OPERATIONS

        The following schedule sets forth certain operating information for the first quarter fiscal 2002 and fiscal 2001. This schedule and subsequent discussions should be read in conjunction with the consolidated financial statements included in this Form 10-Q/A.




                                                            First Quarter
                                                       ----------------------
                                                         2002         2001       Change
                                                       ----------   ---------   ----------
                                                        (Dollars in millions)
Net revenue:
    Cole Vision                                          $ 232.9     $ 218.8          6.4 %
    Things Remembered                                       52.5        53.0         (0.9)
                                                       ----------   ---------
        Total net revenue                                $ 285.4     $ 271.8          5.0 %

Gross margin:
    Cole Vision                                          $ 155.2     $ 148.2          4.7 %
    Things Remembered                                       38.7        38.4          0.8
                                                       ----------   ---------
        Total gross margin                               $ 193.9     $ 186.6          3.9 %

Operating expenses:
    Cole Vision                                          $ 141.9     $ 135.9          4.4 %
    Things Remembered                                       40.5        39.3          3.1
    Unallocated corporate                                    2.5         2.4          4.2
                                                       ----------   ---------
        Total operating expense                          $ 184.9     $ 177.6          4.1 %

Goodwill and tradename amortization
    Cole Vision                                              $ -     $   1.0       (100.0)%
    Things Remembered                                          -         0.3       (100.0)
                                                       ----------   ---------
        Total goodwill and tradename amortization            $ -     $   1.3       (100.0)%

Operating income (loss):
    Cole Vision                                          $  13.3     $  11.3         17.7 %
    Things Remembered                                       (1.8)       (1.2)        50.0
    Unallocated corporate expenses                          (2.5)       (2.4)         4.2
                                                       ----------   ---------
        Total operating income (loss)                    $   9.0     $   7.7         16.9 %
                                                       ==========   =========

Percentage of net revenue:
     Gross margin                                           67.9%       68.7%        (0.7)
     Operating expenses                                     64.8        65.3         (0.6)
     Goodwill and tradename amortization                       -         0.5         (0.5)
                                                       ----------   ---------
         Operating income                                    3.2%        2.8%         0.3
                                                       ==========   =========
Number of retail locations at the end
    of the period
        Cole Licensed Brands                               1,286       1,185
        Pearle company-owned                                 422         438
        Pearle franchised                                    442         421
                                                       ----------   ---------
            Total Cole Vision                              2,150       2,044
            Things Remembered                                776         781
                                                       ----------   ---------
           Total Cole National
                                                           2,926       2,825
                                                       ==========   =========

        As used in Item 2 of this Form 10-Q/A, same-store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and does not reflect provisions for returns and remakes and certain other items. The Company's current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made on an aggregate basis. As a retailer, the Company believes that a measure of same-store sales performance is important for understanding its operations. The Company calculates same store sales for stores opened for at least twelve months. A reconciliation of same-store sales to revenue is presented in the section "Reconciliation of Same-Store Sales Growth". Same-Store Sales Growth follows:

                                                  2002
                                              -------------
                                              First Quarter
                                              -------------
Cole Licensed Brands (U.S.)                      3.5%
Pearle Company-owned (U.S.)                     10.6%
     Total Cole Vision                           5.8%
Things Remembered                               (3.0%)
     Total Cole National                         3.9%

Pearle franchise stores (U.S.)                   5.9%


        Same store sales for Pearle U.S. franchise stores is a non-GAAP financial measure that is provided for comparative purposes only. The Company believes that its franchisees' method of reporting sales is consistent on a year-to-year basis.

FIRST QUARTER FISCAL 2002 COMPARED TO FIRST QUARTER FISCAL 2001

CONSOLIDATED OPERATIONS

        Total revenues were $285.4 million in the first quarter of fiscal 2002, compared with $271.8 million in the same period of fiscal 2001. Total revenues increased 5.0% in the first quarter, primarily attributable to a 3.9% increase in same store sales, an increase in the number of Target Optical stores open, and an increase in revenues from managed vision care programs.

Gross margin was $193.9 million in the first quarter of fiscal 2002, compared with $186.6 million in the same period of fiscal 2001, an increase of 3.9%. The gross margin dollar increase was primarily attributable to improvements in net revenue at Cole Vision. The gross margin rate for the first quarter was 67.9%, compared to 68.7% for the first quarter 2001. The decrease in gross margin rate was attributable to declines in gross margin rate at Cole Vision, offset by improvements at Things Remembered. Gross margin rate at Cole Vision decreased 1.1%, with declines occurring at both vision retail businesses (further discussion is included in the Cole Vision segment). The increase in gross margin rate at Things Remembered was due to increases in the average dollar sale.

        Operating expenses were $184.9 million in the first quarter of fiscal 2002, compared with $177.6 million in the same period of fiscal 2001, an increase of 4.1%. The increase in operating expense was primarily due to costs incurred to support the increases in net revenue and the number of Target Optical stores opened in the past twelve months and the increase in net revenue at Cole Managed Vision.

         The Company adopted SFAS 142 "Goodwill and Other Tangible Assets", (SFAS 142), in the first quarter of fiscal 2002. SFAS 142 requires that goodwill and certain intangibles deemed to have indefinite lives no longer be amortized, but instead, will be subject to annual reviews for impairment. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. The Company recorded a $1.3 million goodwill and tradename amortization charge in the first quarter of fiscal 2001.

      Operating income was $9.0 million in the first quarter of fiscal 2002, compared to an operating income of $7.7 million in the same period of fiscal 2001. Improvements at Cole Vision were partially offset by a decline in operating income at Things Remembered.

        Interest and other (income) expense, net, was $6.5 million for the first quarter of fiscal 2002, compared to $5.6 million for the comparable period of fiscal 2001. The increase was primarily due to a $0.7 million gain from the sale of a Dallas, Texas office facility in the first quarter of fiscal 2001.

        The difference between the statutory tax rate and the higher effective tax rates in each fiscal year is primarily due to the provision for state income taxes, the provision for valuation allowances related to deferred tax assets for charitable contributions carryforwards, foreign income, other nondeductible items, and in 2001 goodwill amortization.

COLE VISION SEGMENT

        Cole Vision revenues were $232.9 million in the first quarter of fiscal 2002, compared with $218.8 million in the comparable period of fiscal 2001, an increase of 6.4%. Same-store sales for the first quarter of fiscal 2002 increased 3.5% at Cole Licensed Brands and 10.6% at Pearle Vision company-owned stores. Same-store sales at Cole Licensed Brands reflected an increase in the average spectacle selling price, as unit sales decreased slightly. At Pearle Vision, the increase in same-store sales at company-owned units was driven primarily by an increase in the number of transactions, with a modest increase in average spectacle selling price.

        Gross margin as a percentage of net revenue decreased by 1.1 percentage points at Cole Vision and was impacted by a program to price contact lenses more competitively in order to gain market share, the mix of frames selected by Sears Optical customers, and an increase in product sold to Pearle franchisees. Partially offsetting these factors were the increase in average spectacle selling price and growth in managed vision care claims and fee revenue. Product sales to franchisees carry a lower margin but offer benefits for the Company, including helping franchise same store sales and producing a more uniform merchandise assortment and consistent brand look across all stores.

        Operating expenses as a percent of sales declined at Cole Vision by 1.2% in the first quarter of fiscal 2002, compared to the comparable period of fiscal 2001. The reduction in operating expense percent was due to the timing of planned advertising spending compared to the prior year. A decision was made to shift a portion of advertising from the first quarter to the second quarter of the year in anticipation of a Pearle anniversary event. In addition, operating expenses as a percent of sales were lower at Cole Managed Vision due to a reduction of the processing cost per claim.

        Operating income at Cole Vision improved to $13.3 million in the first quarter of fiscal 2002, compared to $11.3 million in the comparable period of fiscal 2001. The revenue increase of $14.1 million and the cessation of goodwill and tradename amortization were the primary drivers of the increase in operating income.

THINGS REMEMBERED SEGMENT

        Things Remembered sales were $52.5 million in the first quarter of fiscal 2002, compared with $53.0 million in the comparable period of fiscal 2001, a 0.9% decrease. Same-store sales declined 3.0% as fewer transactions offset the increase in average selling price resulting from sales of new merchandise at higher average unit prices, higher revenue from merchandise personalization, and less merchandise sold at clearance prices.

        Gross margin as a percent of sales increased 1.2% in the first quarter of fiscal 2002 compared to the comparable period of fiscal 2001, primarily from the improvement in average selling price.

        At Things Remembered, operating expenses grew 3.1% on declining sales. Store rent and occupancy charges increased $1.0 million in the first quarter due to increases in insurance, taxes and other common area charges.

        Operating loss for the first quarter of 2002 was $1.8 million compared to a loss of $1.2 million in the comparable period of 2001. The decrease in sales and higher mall occupancy costs were the primary causes of the increase in operating loss.

RECONCILIATION OF SAME-STORE GROWTH

      Same-store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and does not reflect provisions for returns and remakes and certain other items. The Company's current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made for these items on an aggregate basis. As a retailer, the Company believes that a measure of same-store performance is important for understanding its operations. The Company calculates same-store sales for stores opened for at least twelve months. A reconciliation of same-store sales to revenue reported on a GAAP basis follows:

                                                        2002
                                                      -------
                                                       First
                                                      Quarter
                                                      -------
                                                   (In thousands)

Current year same-store sales                         $249,794
Prior year same-store sales                            240,341
Percent Change                                            3.9%

Current year same-store sales                          249,794

Adjustment for:
   Sales at new and closed stores                        8,563
   Extended warranties                                  (2,141)
   Order vs. customer receipt                           (2,966)
   Returns, remakes and refunds                         (1,167)
   Other                                                    39
                                              -----------------
        Store Sales                                    252,122

Nonstore revenue                                        41,239

Intercompany eliminations                               (7,920)
                                              -----------------
GAAP Basis Net Revenue                                $285,441
                                              =================




LIQUIDITY AND CAPITAL RESOURCES

         The operating subsidiaries of Cole National Group, Inc. have a working capital commitment ranging from $50.0 million to $75.0 million based on Cole National Group's current debt leverage ratio described in the credit facility. This credit facility extends until January 31, 2003. There were no working capital borrowings outstanding at any time during the first three months of fiscal 2002 or fiscal 2001. Cole National Group and its principal operating subsidiaries are in compliance with all credit facility covenants as of May 4, 2002.

         At May 4, 2002, $150.0 million of 9-7/8% Senior Subordinated Notes and $125.0 million of 8-5/8% Senior Subordinated Notes were outstanding. The 9-7/8% notes and the 8-5/8% notes are unsecured and mature December 31, 2006 and August 15, 2007, respectively, with no earlier scheduled redemption or sinking fund payment. Interest on the 9-7/8% notes is payable semi-annually on each June 30 and December 31, while the interest on the 8-5/8% notes is payable semi-annually on each February 15 and August 15.

         The indentures pursuant to which the 9-7/8% notes and the 8-5/8% notes were issued contain certain optional and mandatory redemption features and other financial covenants, including restrictions on the ability of Cole National Group to pay dividends or make other restricted payments to Cole National Corporation. The indentures permit dividend payments to Cole National Corporation equal to one-half of Cole National Group's consolidated net income, provided that no default or event of default has occurred under the indentures and that Cole National Group has met a specified fixed charge coverage ratio test. The indentures also permit payments to Cole National Corporation for certain tax obligations and for administrative expenses not to exceed 0.25% of net sales. See Note 4 of the Notes to Consolidated Financial Statements. The Company may from time to time purchase its outstanding notes in the open market or refinance them depending on capital market conditions.

         The ability of the Company and its subsidiaries to satisfy their obligations will be primarily dependent upon future financial and operating performance of the subsidiaries and upon Cole National's ability to renew or refinance borrowings or to raise additional capital through equity financing or sales of assets.

        Operations for the first three months provided $5.3 million of cash in fiscal 2002 compared with $4.2 million in fiscal 2001. Improvements in operations were offset by lower depreciation and amortization. Changes in working capital resulted in a use of funds of $3.8 million in fiscal 2002, compared to a use of funds of $4.8 million in fiscal 2001. Changes in receivables and other assets resulted in a use of funds of $5.1 million compared to a source of funds of $3.9 million in fiscal 2001. The increase in receivables was primarily due to increased sales and corresponding receivables at Cole Vision. Changes in accounts payable and other liabilities resulted in a source of cash of $4.4 million in fiscal 2002 compared to a use of cash of $4.0 million in fiscal 2001. The benefit of the increase in payables and other liabilities was due to timing of purchases and payments and to increases in deferred warranties.

        Net cash from investing activities resulted in a use of funds of $8.0 million for the first three months of fiscal 2002 compared to a use of funds totaling $8.3 million in the comparable period of fiscal 2001. Capital expenditures, which accounted for most of the cash used for investing, were $6.7 million and $10.6 million in fiscal 2002 and fiscal 2001, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores and remodeling of existing stores. The reduction in capital expenditures reflects the Company's decision to limit fiscal 2002 Target Optical store openings to Super Target stores. Expenditures for systems development costs totaled $1.3 million and $2.1 million for the first three months of fiscal 2002 and fiscal 2001, respectively. In fiscal 2001, net proceeds of $4.7 million were received from the sale of a Dallas office facility.

        The Company believes that funds provided from operations, including cash on hand, along with funds available under the credit facility will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and system development costs.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL COMMITMENTS

        The Company leases a substantial portion of its equipment and facilities including laboratories, office and warehouse space, and retail locations. In addition, Cole Vision operates departments in various host stores and pays occupancy costs solely as a percentage of sales. A more complete discussion of the Company's lease and license commitments is included in Note 6 of the Notes to Consolidated Financial Statements.

        The Company guarantees future minimum lease payments for certain store locations leased directly by Pearle franchisees. The term of these guarantees range from one to ten years of which many are limited to periods that are less than the full term of the leases involved. A more complete discussion of the Company's guarantees is included in Note 6 of the Notes to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

        The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" (SFAS 142) in the first quarter of fiscal 2002. This statement requires that goodwill and certain intangible assets deemed to have indefinite useful lives no longer be amortized, but instead be subject to at least an annual review for impairment. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. Amortization of goodwill and tradenames totaled $5.0 million in fiscal 2001.

        The Financial Accounting Standards Board (FASB) has issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 states that the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for classification as an extraordinary item shall be reclassified as an operating expense. The Company will adopt SFAS 145 as of the beginning of fiscal 2003. As a result, the loss on early extinguishment of debt reported as an extraordinary item for the year ended February 1, 2003 will be reclassified at that time. The pretax loss from the early extinguishment of debt will be presented as a separate line within interest and other (income) expenses and the related income tax benefit will reduce the reported income tax provision.

        The FASB has also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143) and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 143 provides guidance for legal obligations arising from the retirement of long-lived assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 will be adopted during fiscal 2002 and is not expected to have a material effect on the Company's financial position or operations. SFAS 143 will be adopted during fiscal 2003 and is not expected to have a material effect on the Company's financial position or operations.


FORWARD LOOKING STATEMENTS

        The Company's expectations and beliefs concerning the future contained in this document are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecasted due to a variety of factors that can adversely affect the Company's operating results, liquidity and financial condition such as risks associated with potential adverse consequences of the restatement of the Company's financial statements, including those resulting from litigation or government investigations, restrictions or curtailment of the Company's credit facility and other credit situations, costs and other effects associated with the California litigation, the timing and achievement of improvements in the operations of the optical business, the results of Things Remembered, which is highly dependent on the fourth quarter holiday season, the nature and extent of disruptions of the economy from terrorist activities or major health concerns, and from governmental and consumer responses to such situations, the actual utilization of Cole Managed Vision funded eyewear programs, the success of new store openings and the rate at which new stores achieve profitability, the Company's ability to select, stock and price merchandise attractive to customers, success of systems development and integration, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company's relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company's business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's major market risk exposure is to changes in foreign currency exchange rates, in Canada and in Euros, which could impact its results of operations and financial condition. Foreign exchange risk arises from the Company's exposure to fluctuations in foreign currency exchange rates because the Company's reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible.

ITEM 4. CONTROLS AND PROCEDURES


(a) Immediately following the Signature section of this Quarterly Report are certifications of the Company's Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our control evaluation referred to in paragraphs (4), (5) and (6) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

        In November 2002, the Company determined it needed to restate its previously issued financial statements for the timing of the recognition of revenues earned on the sale of extended warranty contracts. The Company issued a press release on November 26, 2002 announcing the restatement of its historical consolidated financial statements beginning with its 1998 fiscal year. The Company subsequently determined that it needed to make changes to previously issued financial statements in addition to the timing of the recognition of warranty revenues. The adjustments have a significant negative impact on the Company's previously reported revenue, net income, and earnings per share. See
Note 9 to the Notes to Consolidated Financial Statements for further discussion of the restatement.

        In March 2003, the Audit Committee engaged outside counsel to conduct an inquiry into the issues surrounding the restatement. The results and conclusions of that inquiry have been considered in the preparation of the accompanying financial statements.

        Within 90 days prior to the filing date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, of the effectiveness of the design and operation of its disclosure controls and procedures. In making this evaluation, the Company has considered matters relating to its restatement of previously issued financial statements, including the substantial process that was undertaken to ensure that all material adjustments necessary to restate the previously issued financial statements were recorded. The Company believes that certain of the restatement adjustments occurred because certain of the Company's control processes and procedures related to the matters underlying such adjustments were not effective.

         In connection with the audit of the Company's financial statements for the 2002 fiscal year and the restated financial statements for the 2001 and 2000 fiscal years, Deloitte & Touche reported to management and the Board of Directors on April 30, 2003 that certain deficiencies existed during the audit period in the design or operation of the Company's internal accounting controls which, constituted material weaknesses pursuant to standards established by the American Institute of Certified Public Accountants. Such deficiencies related to the application or selection of accounting principles, the use of management judgment and estimates, and the adequacy of account details and reconciliations.

        In order to improve the effectiveness of its control processes and procedures, the Company has taken a number of actions within the past year. The Company searched for and hired a new Chief Financial Officer from outside the Company, and filled the position of Corporate Controller. The Audit Committee approved a charter for the Internal Audit function; the Internal Audit staff was strengthened and its role was expanded. The Company established an internal representation requirement, whereby the operating executive and financial officer of each business unit and major staff area are required to certify on a quarterly basis the accuracy of the financial statements and the adequacy of the control processes and procedures within that business unit or staff area. With the approval of the Board of Directors, the Company amended its Business Code of Conduct, and required that all management employees certify in writing that they will comply with it. The Business Code of Conduct includes procedures for the receipt, retention and treatment of complaints received from employees regarding among other things, accounting and internal accounting control matters. The Company is currently revising its Finance and Accounting Policies and Procedures Manual.

        Based in part upon these changes, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of the evaluation date, the Company's disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Other than as described above, since the evaluation date by the Company's management of its internal controls, there have not been any significant changes in the internal controls or in other factors that could significantly affect the internal controls.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part there of:

     10.1* Amended and Restated Credit Agreement dated May 23, 2002, among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

     10.2* Indenture dated May 22, 2002, by and among Cole National Group,
           Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 8-7/8% Senior Subordinated Notes Due 2012.

     99.1+ Certification of Chief Executive Officer and Chief Financial
           Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

               The Company filed a report on Form 8-K (Item 5 and 7) on April 26, 2002, which attached a press release regarding its intention to offer $150.0 million of its Senior Subordinated Notes to certain institutional investors.

               The Company filed a report on Form 8-K (Item 9) on May 7, 2002, which disclosed domestic comparable store sales for first quarter of 2002.



* Filed with the original Form 10-Q filing on June 13, 2002.
+ Filed herewith.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COLE NATIONAL GROUP, INC.


                             By: /s/ Lawrence E. Hyatt
                                 --------------------------
                                 Lawrence E. Hyatt
                                 Executive Vice President and Chief
                                   Financial Officer (Duly Authorized Officer)



                             By: /s/ Ann M. Holt
                                 ---------------------------
                                 Ann M. Holt
                                 Senior Vice President and Corporate Controller
                                  (Principal Accounting Officer)





Date: May 16, 2003

                                  CERTIFICATION


I, Jeffrey A. Cole, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Cole National Group, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003
                                                   /s/ Jeffrey A. Cole
                                                   ------------------------
                                                   Jeffrey A. Cole
                                                   Chairman and CEO

                                  CERTIFICATION


I, Lawrence E. Hyatt, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Cole National Group, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003
                            /s/ Lawrence E. Hyatt
                            ---------------------------------------------------
                            Lawrence E. Hyatt
                            Executive Vice President and Chief Financial Officer

                            COLE NATIONAL GROUP, INC.
                                   FORM 10-Q/A
                            QUARTER ENDED MAY 4, 2002




                                  EXHIBIT INDEX




Exhibit
Number         Description
-------       -------------
10.1* Amended and Restated Credit Agreement dated May 23, 2002, among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

10.2* Indenture dated May 22, 2002, by and among Cole National Group, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 8-7/8% Senior Subordinated Notes Due 2012.

99.1+ Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



* Filed with the original Form 10-Q filing on June 13, 2002.
+ Filed herewith.