Form 10-Q/A
period 2002-08-03
COLE NATIONAL GROUP INC
filed 2003-05-19
CIK 909492

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)

(MARK ONE)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD -- ENDED AUGUST 3, 2002,

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES X   NO __

ALL OF THE OUTSTANDING CAPITAL STOCK OF THE REGISTRANT IS HELD BY COLE NATIONAL CORPORATION.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).  YES X    NO __

AS OF AUGUST 31, 2002, 1,100 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE WERE OUTSTANDING.

================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 1 to Form 10-Q is being filed by Cole National Group (the Company) to give effect to the restatement described in Note 8 to the accompanying Consolidated Financial Statements. See Note 8 for a summary of the effects of the restatement.

         Except for the certifications herein and Item 4 of Part I, all information contained herein is as of August 3, 2002, and does not reflect any events or changes in information, other than the restatement, that may have occurred subsequent to August 3, 2002. For a discussion of events and developments relating to periods subsequent to August 3, 2002, see the Company's reports filed with the Securities and Exchange Commission for such subsequent periods, including the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003, which is being filed concurrently with this Form 10-Q.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-Q/A
                          QUARTER ENDED AUGUST 3, 2002
                                      INDEX

                                                                                    Page No.

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets as of August 3, 2002 (as restated)
                and February 2, 2002 (as restated)..............................        1

                Consolidated Statements of Operations for the 13 and 26 week periods ended August 3, 2002 (as restated) and August 4,
                2001 (as restated)..............................................        2

                Consolidated Statements of Cash Flows for the 26 week periods ended August 3, 2002 (as restated) and August 4, 2001 (as
                restated).......................................................        3

                Notes to Restated Consolidated Financial Statements.............        4

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operation........................................       17

        Item 3. Quantitative and Qualitative Disclosures about Market
                Risk............................................................       26

        Item 4. Controls and Procedures.........................................       26

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings...............................................       28

        Item 6. Exhibits and Reports on Form 8-K................................       28

        Signatures..............................................................       30

        Certifications..........................................................       31

        Exhibit Index...........................................................       33

                         PART I. - FINANCIAL INFORMATION

ITEM 1. RESTATED FINANCIAL STATEMENTS

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)



                                                                             August 3,           February 2,
                                                                                2002                2002
                                                                           (As restated,        (As restated,
                                                                            see Note 8)          see Note 8)
                                                                          --------------        -------------
Assets
Current assets:
     Cash and cash equivalents                                                $ 48,904             $ 63,418
     Accounts receivable, less allowances of
          $3,378 and $3,228, respectively                                       44,548               41,299
     Current portion of notes receivable                                         2,795                2,723
     Inventories                                                               125,970              119,203
     Prepaid expenses and other                                                 27,988               29,013
     Deferred income taxes                                                      27,236               27,161
                                                                          -------------        -------------
               Total current assets                                            277,441              282,817

Property and equipment, at cost                                                308,480              298,918
     Less - accumulated depreciation and amortization                         (189,736)            (180,536)
                                                                          -------------        -------------
               Total property and equipment, net                               118,744              118,382

Notes receivable, excluding current portion, less allowances of
     $4,217 and $5,209, respectively                                             4,272                4,709
Deferred income taxes                                                           23,155               22,156
Other assets                                                                    45,596               43,690
Other intangibles, net                                                          45,788               45,996
Goodwill, net                                                                   85,542               85,543
                                                                          -------------        -------------
               Total assets                                                  $ 600,538            $ 603,293
                                                                          =============        =============

Liabilities and Stockholder's Equity
Current liabilities:
     Current portion of long-term debt                                           $ 256                $ 229
     Accounts payable                                                           59,364               64,863
     Payable to affiliate, net                                                  84,009               85,477
     Accrued interest                                                            7,533                6,340
     Accrued liabilities                                                        95,251               92,324
     Accrued income taxes                                                        3,520                  373
     Deferred revenue                                                           36,895               35,401
                                                                          -------------        -------------
                Total current liabilities                                      286,828              285,007

Long-term debt, net of discount and current portion                            275,546              274,574

Other long-term liabilities                                                     19,214               17,919
Deferred revenue, long-term                                                     11,706               11,049

Stockholder's equity                                                             7,244               14,744
                                                                          -------------        -------------

          Total liabilities and stockholder's equity                         $ 600,538            $ 603,293
                                                                          =============        =============

   The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)





                                                              Thirteen Week Periods Ended          Twenty-Six Week Periods Ended
                                                           ---------------------------------     ----------------------------------
                                                               August 3,          August 4,          August 3,           August 4,
                                                                 2002               2001                2002               2001
                                                             (As restated,      (As restated,       (As restated,     (As restated,
                                                              see Note 8)        see Note 8)         see Note 8)        see Note 8)
                                                           --------------     --------------     ---------------     --------------

Net revenue                                                    $ 292,390          $ 275,334           $ 577,831          $ 547,108

Costs and expenses:
     Cost of goods sold                                           95,227             90,029             186,749            175,206
     Operating expenses                                          186,971            173,859             371,929            351,536
     Goodwill and tradename amortization                               -              1,253                   -              2,506
                                                           --------------     --------------     ---------------     --------------
          Total costs and expenses                               282,198            265,141             558,678            529,248
                                                           --------------     --------------     ---------------     --------------

Operating income                                                  10,192             10,193              19,153             17,860

Interest and other (income) expense, net:
     Interest expense                                              6,832              6,868              13,823             13,947
     Interest and other (income), net                               (439)              (658)               (975)            (2,185)
                                                           --------------     --------------     ---------------     --------------
          Total interest and other (income) expense, net           6,393              6,210              12,848             11,762
                                                           --------------     --------------     ---------------     --------------

Income before income taxes                                         3,799              3,983               6,305              6,098

Income tax provision                                               3,915              4,400               6,500              6,739
                                                           --------------     --------------     ---------------     --------------

Income (loss) before extraordinary loss                             (116)              (417)               (195)              (641)

Extraordinary loss on early extinguishment of
    debt, net of $3.9 million tax benefit                          7,242                  -               7,242                  -
                                                           --------------     --------------     ---------------     --------------

Net income (loss)                                              $  (7,358)         $    (417)          $  (7,437)         $    (641)
                                                           ==============     ==============     ===============     ==============


   The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                       Twenty-Six Week Periods Ended
                                                                                     ---------------------------------
                                                                                        August 3,           August 4,
                                                                                          2002                2001
                                                                                     (As restated,       (As restated,
                                                                                      see Note 8)         see Note 8)
                                                                                     -------------       -------------

Cash flows from operating activities:
     Net income (loss)                                                                   $ (7,437)             $ (641)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation and amortization                                                  17,790              18,983
            Extraordinary loss on early extinguishment of debt, net of tax                  7,242                   -
            Noncash interest and other, net                                                   435                 786
            Gain on sale of building                                                            -                (683)
            Increases (decreases) in cash resulting from changes in operating assets and liabilities:
                    Accounts and notes receivable, prepaid expenses and other assets       (2,120)              5,836
                    Inventories                                                            (6,774)             (7,729)
                    Accounts payable, accrued liabilities and other liabilities             7,179               4,468
                    Accrued interest                                                        1,193                  (8)
                    Accrued and deferred income taxes                                       5,972               6,002
                                                                                     -------------       -------------
                             Net cash provided by operating activities                     23,480              27,014
                                                                                     -------------       -------------


Cash flows from investing activities:
     Purchases of property and equipment, net                                             (13,944)            (19,222)
     Net proceeds from sale of fixed assets                                                     -               4,712
     Systems development costs                                                             (2,329)             (4,578)
     Other, net                                                                              (393)               (569)
                                                                                     -------------       -------------
                             Net cash used for investing activities                       (16,666)            (19,657)
                                                                                     -------------       -------------


Cash flows from financing activities:
     Repayment of long-term debt                                                         (158,146)                (65)
     Proceeds from issuance of long-term debt                                             150,000                   -
     Increase (decrease) overdraft balances                                                (5,882)             (3,393)
     Advances to parent, net                                                               (1,239)             (6,012)
     Payment of deferred financing fees                                                    (6,003)                  -
     Other, net                                                                               (58)                (94)
                                                                                     -------------       -------------
                             Net cash used for financing activities                       (21,328)             (9,564)
                                                                                     -------------       -------------


Cash and cash equivalents:
     Net decrease during the period                                                       (14,514)             (2,207)
     Balance, beginning of period                                                          63,418              37,218
                                                                                     -------------       -------------
     Balance, end of period                                                              $ 48,904            $ 35,011
                                                                                     =============       =============


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

Nature of Operations

         The Company is a specialty service retailer operating in both host and nonhost environments, whose primary lines of business are optical products and services and personalized gifts. The Company sells its products through 2,492 company-owned retail locations and 446 franchised locations in 50 states, Canada, and the Caribbean. In connection with its optical business, the Company is a managed vision care benefits provider and claims payment administrator whose programs provide comprehensive eyecare benefits primarily marketed directly to large employers, health maintenance organizations (HMO) and other organizations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 5).

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

Revenue Recognition and Deferred Revenue

         Revenues include sales of goods and services, including delivery fees, to retail customers at company-operated stores, sales of merchandise inventory to franchisees and other outside customers, other revenues from franchisees such as royalties based on sales, interest income on franchise notes receivable and initial franchise fees, and capitation and other fees associated with Cole Vision's managed vision care business.

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

         Additionally, the Company sells separately priced extended warranty contracts with terms of coverage of 12 and 24 months. Revenues from the sale of these separately priced contracts are deferred and amortized over the lives of the contracts while the costs to service the warranty claims are expensed as incurred. Incremental costs directly related to the sale of such contracts, such as sales commissions and percentage rent, are deferred and charged to expense in proportion to the revenue recognized.

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

Valuation of Inventories

         Inventories are recorded at the lower of cost or market based on the first-in, first-out (FIFO) method for the optical inventories and based on the weighted average cost method for the gift inventories. The Company records a valuation reserve for future inventory cost markdowns to be taken for inventory not expected to be part of its ongoing merchandise offering. The reserve is estimated based on historical information regarding sell through for similar products. The Company records a reserve for estimated shrinkage based on various factors including sales volume, historical shrink results and current trend.

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

Goodwill and Other Intangible Assets

         Goodwill, noncompete agreements and tradename assets were amortized over their estimated useful economic life using the straight-line method and are carried at cost less accumulated amortization. Beginning with fiscal year 2002, all goodwill and tradename amortization ceased in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), and both goodwill and tradenames are tested at least annually for impairment. The Company adopted the first day of the fourth fiscal quarter for the annual impairment review. Other intangible assets with finite lives are amortized over their estimated useful lives based on management's estimates of the period that the assets will generate revenue.

Cash Flows

         Net cash flows from operating activities reflect net cash payments (receipts) for income taxes and payments for interest of $459,000 and $12,075,000, respectively, for the 26 week period ended August 3, 2002, and $716,000 and $13,336,000, respectively, for the 26 week period ended August 4, 2001.

Total Other Comprehensive Income (Loss)

         Total other comprehensive income (loss) for the 13 and 26 week periods ended August 3, 2002 and August 4, 2001 is as follows (000's omitted):


                                                    Thirteen Week Periods                  Twenty-Six Week Periods
                                                 ----------------------------            -----------------------------
                                                    2002             2001                   2002             2001
                                                 ------------     -----------            ------------     ------------

Net income (loss)                                   $ (7,358)         $ (417)               $ (7,437)          $ (641)
Cumulative translation (loss), net                      (117)             (8)                    (10)            (170)
                                                 ------------     -----------            ------------     ------------
Total other comprehensive income (loss)             $ (7,475)         $ (425)               $ (7,447)          $ (811)
                                                 ============     ===========            ============     ============



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

         The following table provides the comparable effects of adopting SFAS 142 for the 13 and 26 week periods ended August 3, 2002 and August 4, 2001:

                                                             Thirteen Week Periods            Twenty-Six Week Periods
                                                          -----------------------------     -----------------------------
                                                             2002             2001             2002             2001
                                                          ------------     ------------     ------------     ------------

Net income (loss):
     Reported net income (loss)                              $ (7,358)          $ (417)        $ (7,437)          $ (641)
     Goodwill amortization - Cole Vision                            -              707                -            1,414
     Goodwill amortization - Things Remembered                      -              237                -              474
     Tradename amortization - Cole Vision                           -              309                -              618
     Related tax adjustment                                         -             (170)               -             (340)
                                                          ------------     ------------     ------------     ------------
     Adjusted net income (loss)                              $ (7,358)           $ 666         $ (7,437)         $ 1,525
                                                          ============     ============     ============     ============



         Other intangible assets consist of (dollars in thousands):


                                                                                 2002            2001
                                                                              -----------     ------------

Tradename                                                                       $ 49,460         $ 49,460
Noncompete agreements                                                                240              240
Contracts                                                                          3,460            3,460
                                                                              -----------     ------------
                                                                                  53,160           53,160
Accumulated amortization                                                          (7,372)          (7,164)
                                                                              -----------     ------------
Other intangibles, net                                                          $ 45,788         $ 45,996
                                                                              ===========     ============


         The net carrying amount of goodwill at August 3, 2002, by business segment, was $64.2 million at Cole Vision and $21.4 million at Things Remembered. The change in the net carrying amount of goodwill of ($757) for the 26 week period ended August 3, 2002, was due to foreign currency translation of goodwill at Cole Vision. The net carrying amount of other intangibles of $45.8 million at August 3, 2002, was attributable to the Cole Vision segment. Amortization of other intangibles was $0.2 million for the twenty-six week period ended August 3, 2002.

(3) LONG-TERM DEBT

         On May 22, 2002, Cole National Group issued $150.0 million of 8-7/8% senior subordinated notes due 2012. These notes are unsecured and mature on May 15, 2012. Interest on the notes is payable semi-annually on each May 15 and November 15, commencing November 15, 2002.

         The indenture pursuant to which the 8-7/8% notes were issued contains certain optional and mandatory redemption features and other financial covenants similar to those in the indentures for Cole National Group's 8-5/8% and previously outstanding 9-7/8% notes.

         Net proceeds from the 8-7/8% note offering, together with cash on hand, were used to retire $150.0 million of 9-7/8% senior subordinated notes due 2006 and pay premiums and other costs associated with retiring those notes. The Company's results for the 13 and 26 weeks ended August 3, 2002 included an extraordinary loss on early extinguishment of debt of approximately $7.2 million, net of an income tax benefit of approximately $3.9 million, representing the payment of premiums and other costs of retiring the notes and the write-offs of unamortized discount and deferred financing fees.

         Subsequent to August 3, 2002, the Company entered into interest rate swap agreements to take advantage of favorable market interest rates. These agreements require the Company to pay an average floating interest rate based on six-month LIBOR plus 4.5375% to a counter party while receiving a fixed interest rate on a portion of the Company's $125.0 million 8-5/8% senior subordinated notes due 2007. The counter party is a major commercial bank. The agreements mature August 15, 2007 and qualify as fair value hedges. The aggregate notional amount of the interest rate swap agreements is $50.0 million.

(4) CREDIT FACILITY

         The operating subsidiaries of Cole National Group, Inc. have a working capital commitment of $75.0 million that extends until May 31, 2006. Borrowings under the credit facility presently bear interest based on leverage ratios of Cole National Group at a rate equal to either (a) the Eurodollar Rate plus 2.25% or (b) 1.25% plus the highest of (i) the prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1.0% and (iii) the federal funds rate plus 0.5%. Cole National Group pays a commitment fee of between 0.50% and 0.75% per annum on the total unused portion of the facility based on the percentage of revolving credit commitments used. Cole National Corporation and the Company guarantees this credit facility. The credit facility is secured by the assets of the operating subsidiaries of Cole National Group, Inc.

         The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the subsidiaries to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. The principal operating subsidiaries of Cole National Group were in compliance with these covenants at August 3, 2002.

         The credit facility restricts dividend payments to Cole National Group from its subsidiaries to amounts needed to pay interest on the 8-7/8% notes and the 8-5/8% notes, and certain amounts related to taxes, along with up to 0.25% of Cole National Group's consolidated net revenue annually for other direct expenses of the Cole National Corporation or the Company. The credit facility restricts dividend payments to Cole National Group in an aggregate amount not to exceed $50.0 million to allow for the repurchase of Senior Subordinated Notes.

         No borrowings under the credit facility were outstanding as of August 3, 2002 and August 4, 2001. There were no borrowings during the second quarter of fiscal 2002 and fiscal 2001.

(5) SEGMENT INFORMATION

         Information on the Company's reportable segments is as follows (000's omitted):

                                                 Thirteen Week Period               Twenty-Six Week Period
                                            -------------------------------      ------------------------------
                                                2002              2001               2002             2001
                                            -------------     -------------      -------------     ------------

Net revenue:
     Cole Vision                               $ 218,079         $ 201,431          $ 451,049        $ 420,260
     Things Remembered                            74,311            73,903            126,782          126,848
                                            -------------     -------------      -------------     ------------
          Total net revenue                    $ 292,390         $ 275,334          $ 577,831        $ 547,108
                                            =============     =============      =============     ============


Operating income:
     Cole Vision                                 $ 2,906           $ 1,696           $ 16,197         $ 12,997
     Things Remembered                             9,795            10,922              7,956            9,690
                                            -------------     -------------      -------------     ------------
          Total segment operating income        $ 12,701          $ 12,618           $ 24,153         $ 22,687
     Unallocated amounts:
          Corporate expenses                       2,509             2,425              5,000            4,827
                                            -------------     -------------      -------------     ------------
     Total operating income                       10,192            10,193             19,153           17,860
     Interest and other (income) expense, net      6,393             6,210             12,848           11,762
                                            -------------     -------------      -------------     ------------
     Income before income taxes                  $ 3,799           $ 3,983            $ 6,305          $ 6,098
                                            =============     =============      =============     ============


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

         The Company guarantees future minimum lease payments for certain store locations leased directly by franchisees. These guarantees totaled approximately $13.7 million and $14.0 million as of February 2, 2002 and August 3, 2002. Performance under a guarantee by the Company is triggered by default of a franchisee in their lease commitment. Generally, these guarantees also extend to payments of taxes and other normal expenses payable under these leases, the amounts of which are not readily quantifiable. Many of the guarantees are limited to periods that are less than the full term of the leases involved.

(7) LEGAL PROCEEDINGS

         The State of California has obtained a preliminary injunction in July 2002 in a case brought against the Company, Pearle Vision and other subsidiaries regarding Pearle Vision Centers and Pearle Vision Care, Inc. The terms of the injunction are not expected to have any material effect on the Company's operations. Although we believe we are in compliance with California law and intend to continue to defend the case vigorously, we may be required to further modify our activities or might be required to pay damages and/or restitution in currently undeterminable amounts if we are not successful, the cost of which, as well as continuing defense costs, might have a material adverse effect on our operating results in one or more periods.

         A class action complaint was filed in a case brought against the Company's subsidiary, Things Remembered, Inc., alleging violation of California's wage and hour laws. The case is in its early stages and the Company intends to vigorously defend the suit. We may be required to modify our activities and pay damages and/or restitution in currently undeterminable amounts if the plaintiffs prevail, the cost of which, as well as continuing defense costs, might have a material adverse impact on our operating results in one or more periods.

(8) RESTATEMENT

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

Other Revenue Recognition Adjustments. Previously, the Company recognized certain sales transactions as revenue when the customer placed the order and a deposit was taken. Restatement adjustments were made to defer such revenue until customer receipt or when the related goods were shipped direct to the customer and all significant obligations of the Company were satisfied. In addition, revenue adjustments have been made to establish adequate allowances for returns and remakes. Historically, the Company recorded returns and remakes based on actual product returned during the period.

Valuation of Long-lived Assets. Historically, the Company did not consider certain mature stores with negative cash flows in its asset impairment tests. In addition, in testing for SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS 121), the Company did not allocate goodwill to the respective stores. As part of the restatement, the Company applied a methodology which includes all mature stores in its asset impairment tests and includes an allocation of goodwill for years prior to fiscal 2002. The restated financial statements also reflect the recognition of losses on the disposal of fixed assets in the appropriate periods. Additional adjustments were made to record depreciation expense for certain depreciable fixed assets which were not previously being depreciated. Also included is an adjustment to record capital lease assets and the corresponding lease obligation for leases that had been previously accounted for as operating leases.

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

Summary. This Form 10-Q for the quarterly period ended August 3, 2002 is being filed at the completion of the restatement process, and at the same time as the filing of the Company's Form 10-K for the fiscal year ended February 1, 2003. The comparative financial information for the prior year set forth in the financial statements of this Form 10-Q have been restated.

CONSOLIDATED BALANCE SHEET AS OF AUGUST 3, 2002


                                                                As
                                                            Previously
                                                             Reported         Adjustments      As Restated
                                                            ----------        -----------      -----------
                                                                         (Dollars in thousands)
ASSETS
Current assets:
    Cash                                                    $  48,931         $     (27)        $  48,904
    Accounts receivable, less allowances                       44,509                39            44,548
    Current portion of notes receivable                         2,795              --               2,795
    Inventories                                               118,318             7,652           125,970
    Refundable income taxes                                       458              (458)             --
    Prepaid expenses and other                                 21,798             6,190            27,988
    Deferred income tax benefits                                  500            26,736            27,236
                                                            ---------         ---------         ---------
        Total current assets                                  237,309            40,132           277,441

Property and equipment, at cost                               297,350            11,130           308,480
    Less - accumulated depreciation and amortization         (177,773)          (11,963)         (189,736)
                                                            ---------         ---------         ---------
        Total property and equipment, net                     119,577              (833)          118,744


Notes receivable, excluding current portion,
    less allowances                                             3,532               740             4,272
Deferred income taxes and other assets                         50,438            18,313            68,751
Other intangibles, net                                           --               2,796             2,796
Tradenames, net                                                42,992              --              42,992
Goodwill, net                                                 103,551           (18,009)           85,542
                                                            ---------         ---------         ---------
                                                            $ 557,399         $  43,139         $ 600,538
                                                            =========         =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current portion of long-term debt                       $      40         $     216         $     256
    Accounts payable                                           53,413             5,951            59,364
    Payable to affiliates, net                                 70,240            13,769            84,009
    Accrued interest                                            7,813              (280)            7,533
    Accrued liabilities and deferred revenues                  81,937            50,209           132,146
    Accrued income taxes                                          484             3,036             3,520
                                                            ---------         ---------         ---------
        Total current liabilities                             213,927            72,901           286,828

Long term debt, net of discount and current portion           275,000               546           275,546
Other long term liabilities                                    12,352            18,568            30,920

Stockholder's equity                                           56,120           (48,876)            7,244

                                                            ---------         ---------         ---------
    Total liabilities and stockholder's equity              $ 557,399         $  43,139         $ 600,538
                                                            =========         =========         =========

CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 2, 2002


                                                                As
                                                            Previously
                                                             Reported         Adjustments      As Restated
                                                            ----------        -----------      -----------
                                                                         (Dollars in thousands)
ASSETS
Current assets:
    Cash                                                    $  63,656         $    (238)        $  63,418
    Accounts receivable, less allowances                       39,544             1,755            41,299
    Current portion of notes receivable                         2,825              (102)            2,723
    Inventories                                               111,098             8,105           119,203
    Refundable income taxes                                       502              (502)             --
    Prepaid expenses and other                                 22,613             6,400            29,013
    Deferred income tax benefits                                  430            26,731            27,161
                                                            ---------         ---------         ---------
        Total current assets                                  240,668            42,149           282,817

Property and equipment, at cost                               291,148             7,770           298,918
    Less - accumulated depreciation and amortization         (169,851)          (10,685)         (180,536)
                                                            ---------         ---------         ---------
        Total property and equipment, net                     121,297            (2,915)          118,382


Notes receivable, excluding current portion,
    less allowances                                             3,899               810             4,709
Deferred income taxes and other assets                         49,371            16,475            65,846
Other intangibles, net                                           --               3,004             3,004
Tradenames, net                                                42,992              --              42,992
Goodwill, net                                                 103,552           (18,009)           85,543
                                                            ---------         ---------         ---------
                                                            $ 561,779         $  41,514         $ 603,293
                                                            =========         =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current portion of long-term debt                       $      54         $     175         $     229
    Accounts payable                                           57,242             7,621            64,863
    Payable to affiliates, net                                 73,548            11,929            85,477
    Accrued interest                                            6,130               210             6,340
    Accrued liabilities and deferred revenues                  78,725            49,000           127,725
    Accrued income taxes                                          546              (173)              373
                                                            ---------         ---------         ---------
        Total current liabilities                             216,245            68,762           285,007

Long term debt, net of discount and current portion           274,318               256           274,574
Other long term liabilities                                    12,040            16,928            28,968

Stockholder's equity                                           59,176           (44,432)           14,744

                                                            ---------         ---------         ---------
    Total liabilities and stockholder's equity              $ 561,779         $  41,514         $ 603,293
                                                            =========         =========         =========

FOR THE QUARTER ENDED AUGUST 3, 2002

                                                                  As Previously
                                                                    Reported         Adjustments    As Restated
                                                                  -------------      -----------    -----------
                                                                                   (In thousands)

Net revenue                                                          $ 288,857          $ 3,533        $ 292,390

Cost and expenses:
     Cost of goods sold                                                 94,520              707           95,227
     Operating expenses                                                184,893            2,078          186,971
     Goodwill and tradename amortization                                     -                -                -
                                                                  -------------    -------------    -------------
          Total costs and expenses                                     279,413            2,785          282,198
                                                                  -------------    -------------    -------------

Operating income                                                         9,444              748           10,192

Interest and other (income) expense:
     Interest expense                                                    6,814               18            6,832
     Interest and other (income) , net                                    (208)            (231)            (439)
                                                                  -------------    -------------    -------------
          Total interest and other (income) expense, net                 6,606             (213)           6,393
                                                                  -------------    -------------    -------------

Income before income taxes                                               2,838              961            3,799

Income tax provision                                                     1,135            2,780            3,915
                                                                  -------------    -------------    -------------

Income (loss) before extraordinary loss                                  1,703           (1,819)            (116)

Extraordinary loss on early extinguishment of debt                       7,634             (392)           7,242
                                                                  -------------    -------------    -------------

Net income (loss)                                                     $ (5,931)        $ (1,427)        $ (7,358)
                                                                  =============    =============    =============

FOR THE QUARTER ENDED AUGUST 4, 2001

                                                                  As Previously
                                                                    Reported         Adjustments     As Restated
                                                                  -------------    -------------    -------------
                                                                                   (In thousands)

Net revenue                                                          $ 273,348          $ 1,986        $ 275,334

Cost and expenses:
     Cost of goods sold                                                 91,307           (1,278)          90,029
     Operating expenses                                                170,818            3,041          173,859
     Goodwill and tradename amortization                                 1,436             (183)           1,253
                                                                  -------------    -------------    -------------
          Total costs and expenses                                     263,561            1,580          265,141
                                                                  -------------    -------------    -------------

Operating income                                                         9,787              406           10,193

Interest and other (income) expense:
     Interest expense                                                    6,863                5            6,868
     Interest and other (income) , net                                    (315)            (343)            (658)
                                                                  -------------    -------------    -------------
          Total interest and other (income) expense, net                 6,548             (338)           6,210
                                                                  -------------    -------------    -------------

Income before income taxes                                               3,239              744            3,983

Income tax provision                                                     2,268            2,132            4,400
                                                                  -------------    -------------    -------------

Net income (loss)                                                        $ 971         $ (1,388)          $ (417)
                                                                  =============    =============    =============


FOR THE TWENTY-SIX WEEKS ENDED AUGUST 3, 2002


                                                                  As Previously
                                                                    Reported         Adjustments    As Restated
                                                                  -------------    ---------------  ------------
                                                                                   (In thousands)
Net revenue                                                          $ 578,966         $ (1,135)       $ 577,831

Cost and expenses:
     Cost of goods sold                                                190,168           (3,419)         186,749
     Operating expenses                                                367,842            4,087          371,929
     Goodwill and tradename amortization                                     -                -                -
                                                                  -------------    -------------    -------------
          Total costs and expenses                                     558,010              668          558,678
                                                                  -------------    -------------    -------------

Operating income (loss)                                                 20,956           (1,803)          19,153

Interest and other (income) expense:
     Interest expense                                                   13,807               16           13,823
     Interest and other (income) , net                                    (506)            (469)            (975)
                                                                  -------------    -------------    -------------
          Total interest and other (income) expense, net                13,301             (453)          12,848
                                                                  -------------    -------------    -------------

Income (loss) before income taxes                                        7,655           (1,350)           6,305

Income tax provision                                                     3,062            3,438            6,500
                                                                  -------------    -------------    -------------

Income (loss) before extraordinary income (loss)                         4,593           (4,788)            (195)

Extraordinary income (loss) on early extinguishment of debt              7,634             (392)           7,242
                                                                  -------------    -------------    -------------

Net income (loss)                                                     $ (3,041)        $ (4,396)        $ (7,437)
                                                                  =============    =============    =============

FOR THE TWENTY-SIX WEEKS ENDED AUGUST 4, 2001


                                                                  As Previously
                                                                    Reported         Adjustments     As Restated
                                                                  -------------    --------------    ------------
                                                                                  (In thousands)
Net revenue                                                          $ 543,639          $ 3,469        $ 547,108

Cost and expenses:
     Cost of goods sold                                                179,029           (3,823)         175,206
     Operating expenses                                                344,094            7,442          351,536
     Goodwill and tradename amortization                                 2,898             (392)           2,506
                                                                  -------------    -------------    -------------
          Total costs and expenses                                     526,021            3,227          529,248
                                                                  -------------    -------------    -------------

Operating income                                                        17,618              242           17,860

Interest and other (income) expense:
     Interest expense                                                   13,764              183           13,947
     Interest and other (income) , net                                  (1,251)            (934)          (2,185)
                                                                  -------------    -------------    -------------
          Total interest and other (income) expense, net                12,513             (751)          11,762
                                                                  -------------    -------------    -------------

Income before income taxes                                               5,105              993            6,098

Income tax provision                                                     3,574            3,165            6,739
                                                                  -------------    -------------    -------------

Net income (loss)                                                      $ 1,531         $ (2,172)          $ (641)
                                                                  =============    =============    =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain information required by this item has been omitted pursuant to General Instruction H of Form 10-Q.

         As discussed in Note 8 to the Consolidated Financial Statements, the Company's financial statements have been restated. See Note 8 to the Notes to Consolidated Financial Statements, for a summary of the significant effects of the restatement. The following discussion of the Company's financial condition and results of operations gives effect to the restatement and should be read in conjunction with the Consolidated Financial Statements and related notes.

OVERVIEW

         Cole National, primarily through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc., is a leading provider of optical products and services and personalized gifts. The Company sells its products and services through 2,492 company-owned retail locations and 446 franchised locations in 50 states, Canada and the Caribbean.

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

         Things Remembered's revenue represents sales of engraveable gift merchandise, personalization and other services primarily through retail in-line stores and kiosks. Things Remembered revenue also includes direct sales through its e-commerce site, http://www.ThingsRemembered.com, sales through Things Remembered catalogs and through affiliate programs direct to businesses.

RESULTS OF OPERATIONS

         The following schedule sets forth certain operating information for the second quarter and first six months fiscal 2002 and fiscal 2001. This schedule and subsequent discussions should be read in conjunction with the consolidated financial statements included in this Form 10-Q/A.


                                                 Second Quarter                               First Six Months
                                            -------------------------                     -------------------------
                                               2002          2001         Change             2002          2001         Change
                                            -----------    ----------    ---------        -----------   -----------    ---------
                                              (Dollars in millions)                         (Dollars in millions)
Net revenue:
    Cole Vision                                $ 218.1       $ 201.4          8.3 %          $ 451.0       $ 420.2          7.3 %
    Things Remembered                             74.3          73.9          0.5              126.8         126.9         (0.1)
                                            -----------    ----------                     -----------   -----------
        Total net revenue                      $ 292.4       $ 275.3          6.2 %          $ 577.8       $ 547.1          5.6 %

Gross margin:
    Cole Vision                                $ 143.4       $ 132.7          8.1 %          $ 298.6       $ 280.9          6.3 %
    Things Remembered                             53.8          52.6          2.3               92.5          91.0          1.6
                                            -----------    ----------                     -----------   -----------
        Total gross margin                     $ 197.2       $ 185.3          6.4 %          $ 391.1       $ 371.9          5.2 %

Operating expenses:
    Cole Vision                                $ 140.5       $ 130.0          8.1 %          $ 282.4       $ 265.9          6.2 %
    Things Remembered                             44.0          41.5          6.0               84.5          80.8          4.6
    Unallocated corporate                          2.5           2.4          4.2                5.0           4.8          4.2
                                            -----------    ----------                     -----------   -----------
        Total operating expense                $ 187.0       $ 173.9          7.5 %          $ 371.9       $ 351.5          5.8 %

Goodwill and tradename amortization
    Cole Vision                                    $ -         $ 1.0       (100.0)%              $ -         $ 2.0       (100.0)%
    Things Remembered                                -           0.2       (100.0)                 -           0.5       (100.0)
                                            -----------    ----------                     -----------   -----------
        Total goodwill and tradename
          amortization                             $ -         $ 1.2       (100.0)%              $ -         $ 2.5       (100.0)%

Operating income (loss):
    Cole Vision                                  $ 2.9         $ 1.7         70.6 %           $ 16.2        $ 13.0         24.6 %
    Things Remembered                              9.8          10.9        (10.1)               8.0           9.7        (17.5)
    Unallocated corporate expenses                (2.5)         (2.4)         4.2               (5.0)         (4.8)         4.2
                                            -----------    ----------                     -----------   -----------
        Total operating income                  $ 10.2        $ 10.2            -             $ 19.2        $ 17.9          7.3 %
                                            ===========    ==========                     ===========   ===========

Percentage of net revenue:
    Gross margin                                  67.4 %        67.3 %        0.1               67.7 %        68.0 %       (0.3)
    Operating expenses                            64.0          63.2          0.8               64.4          64.2          0.1
    Goodwill and tradename amortization              -           0.4         (0.4)                 -           0.5         (0.5)
                                            -----------    ----------                     -----------   -----------
        Operating income                           3.5 %         3.7 %       (0.2)               3.3 %         3.3 %        0.1
                                            ===========    ==========                     ===========   ===========


Number of retail locations at the end
    of the period
        Cole Licensed Brands                     1,296         1,225
        Pearle company-owned                       420           435
        Pearle franchised                          446           416
                                            -----------    ----------
            Total Cole Vision                    2,162         2,076
        Things Remembered                          776           780
                                            -----------    ----------
            Total Cole National                  2,938         2,856
                                            ===========    ==========

         As used in Item 2 of this Form 10-Q, same-store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and does not reflect provisions for returns and remakes and certain other items. The Company's current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made for these items on an aggregate basis. As a retailer, the Company believes that a measure of same-store sales performance is important for understanding its operations. The Company calculates same-store sales for stores opened for at least twelve months. A reconciliation of same-store sales to revenue is presented below in the section "Reconciliation of Same-Store Sales Growth". Same store sales growth follows:

                                                           2002
                                            -----------------------------------
                                            Second Quarter     First Six Months
                                            --------------     ----------------

Cole Licensed Brands (U.S.)                    5.8%                  4.6%
Pearle Company-owned (U.S.)                    1.5%                  6.2%
     Total Cole Vision                         3.5%                  4.7%
Things Remembered                             (1.6%)                (2.2%)
     Total Cole National                       2.1%                  3.0%

Pearle franchise stores (U.S.)                 0.6%                  1.0%




         Same-store sales for Pearle U.S. franchise stores is a non-GAAP financial measure that is provided for comparative purposes only. The Company believes that its franchisees' method of reporting sales is consistent on a year-to-year basis.

SECOND QUARTER FISCAL 2002 COMPARED TO SECOND QUARTER FISCAL 2001

CONSOLIDATED OPERATIONS

         Total revenues were $292.4 million in the second quarter of fiscal 2002, compared with $275.3 million in the same period of fiscal 2001. Total revenues increased 6.2% in the second quarter, primarily attributable to a 2.1% increase in same-store sales and an increase in the number of Target Optical stores open.

         Gross margin was $197.2 million in the second quarter of fiscal 2002, compared with $185.3 million in the same period of fiscal 2001, an increase of 6.4%. The gross margin dollar increase was primarily attributable to improvements in net revenue at Cole Vision. The gross margin rate for the second quarter was 67.4%, compared to 67.3% for the second quarter 2001. The increase in gross margin rate for the second quarter was attributable to improvements in gross margin rate at Things Remembered, offset by a slight decline in Cole Vision. At Things Remembered, the gross margin rate improved from 71.2% to 72.4%. The improvement was due primarily to increases in the average dollar sale.

         Operating expenses were $187.0 million in the second quarter of fiscal 2002, compared with $173.9 million in the same period of fiscal 2001, an increase of 7.5%. The increase in operating expenses was primarily due to costs incurred to support the increases in net revenue and the number of Target Optical stores opened in the past twelve months. As a percentage of net revenue, operating expenses were 64.0% compared to 63.2% for the second quarter 2001. The increase in operating expense percent was primarily a result of higher operating costs at Things Remembered. Operating expenses at Things Remembered increased 6.0% on a 0.5% increase in sales. Higher costs of store rent and occupancy and increases in marketing were the primary reasons for the increase in operating expense percent.

         The Company adopted SFAS 142 "Goodwill and Other Intangible Assets", (SFAS 142), in the first quarter of fiscal 2002. SFAS 142 requires that goodwill and certain intangibles deemed to have indefinite lives no longer be amortized, but instead, will be subject to annual reviews for impairment. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. The Company recorded a $1.2 million goodwill and tradename amortization charge in the second quarter of fiscal 2001.

         Operating income was $10.2 million in the second quarter of fiscal 2002, compared to $10.2 million in the same period of fiscal 2001. Improvements at Cole Vision were offset by a decline in operating income at Things Remembered.

         Interest and other (income) expense, net was $0.2 million higher in the second quarter of fiscal 2002 than the comparable period of fiscal 2001. The Company recorded lower interest income from franchise receivables and temporary investments of excess cash compared to the prior year.

         The difference between the statutory tax rate and the higher effective tax rates in each fiscal year is primarily due to the provision for state income taxes, the provision for valuation allowances related to deferred tax assets for charitable contribution carryforwards, foreign income, other nondeductible items, and in 2001 goodwill amortization.

COLE VISION SEGMENT

         Cole Vision revenues were $218.1 million in the second quarter of fiscal 2002, compared with $201.4 million in the comparable period of fiscal 2001, an increase of 8.3%. Same-store sales for the second quarter of fiscal 2002 increased 5.8% at Cole Licensed Brands and 1.5% at Pearle Vision company-owned stores, despite the difficult retail environment and a slowdown in business in July. Same-store sales reflected an increase in the average spectacle selling price and an increase in transactions at Target Optical. Same-store sales increased 41.1% at Target Optical in the second quarter.

         The gross margin rate decreased slightly, 0.1%, from the prior year.

         Operating expenses as a percent of sales were slightly lower than the prior year. Higher costs of advertising and store payroll at Cole Licensed Brands to support the increase in net revenue and the number of Target Optical locations opened in the past twelve months were offset by improvements at Cole Managed Vision and Pearle Vision. The processing cost per claim was reduced as the Company converted MetLife claims to its internal systems. At Pearle, operating expense as a percent of revenues was lower due to improvements in store payroll, as both hours worked per store week and average wage rate grew at a lower rate than sales. In addition, a demutualization insurance credit was recorded in the second quarter totaling $0.4 million at Cole Vision. The Prudential Insurance company demutualized, converting from a mutual insurance company to a publicly traded company and issued a dividend to its shareholders.

         Operating income at Cole Vision improved to $2.9 million in the second quarter of fiscal 2002, compared to $1.7 million in the comparable period of fiscal 2001. The cessation of goodwill and tradename amortization, which totaled $1.0 million at Cole Vision during the second quarter of fiscal 2001, was the primary reason for the improvement in operating income.

THINGS REMEMBERED SEGMENT

         Things Remembered sales were $74.3 million in the second quarter of fiscal 2002, compared with $73.9 million in the comparable period of fiscal 2001, a 0.5% increase. Same-store sales declined 1.6% as fewer transactions offset the increase in average selling price resulting from sales of new merchandise at higher average unit prices, higher revenue from merchandise personalization, and less merchandise sold at clearance prices.

         Gross margin as a percent of sales increased 1.2% in the second quarter of fiscal 2002 compared to the comparable period of fiscal 2001, due primarily to an increase in the average dollar sale.

         At Things Remembered, operating expenses grew 6.0% on a 0.5% increase in sales. Store rent and occupancy charges increased in the second quarter due to increases in insurance, taxes and other common area charges. In addition, marketing expenses increased by $0.8 million due primarily to increased direct mail marketing efforts to increase sales in the difficult retail environment.

         Operating income for the second quarter of 2002 was $9.8 million compared to an operating income of $10.9 million in the comparable period of 2001. Higher store rent and occupancy charges and increases in marketing offset the sales increase.

FIRST SIX MONTHS FISCAL 2002 COMPARED TO FIRST SIX MONTHS FISCAL 2001

CONSOLIDATED OPERATIONS

         Total revenue was $577.8 million for the first six months of fiscal 2002, compared to $547.1 million for the comparable period of fiscal 2001. Total revenue increased 5.6% during this period, primarily attributable to a 3.0% increase in same-store sales, an increase in the number of Target Optical stores open, and an increase in revenues from managed vision care programs.

         Gross margin increased $19.2 million, or 5.2% in the first six months of fiscal year 2002 compared to the same period a year ago. The gross margin dollar increase was primarily attributable to improvements in net revenue at Cole Vision. The gross margin rate decreased to 67.7% for the first six months of fiscal 2002 from 68.0% in fiscal 2001 due to a 0.6 percentage point decrease at Cole Vision offset by a 1.2 percentage point margin improvement at Things Remembered. The gross margin rate at Cole Vision decreased at both Vision retail businesses (further discussion is included in the Cole Vision segment). The increase in gross margin rate at Things Remembered was due to increases in the average dollar sale.

         Operating expenses increased $20.4 million, or 5.8% for the first six months of fiscal 2002 compared to the same period in fiscal 2001. The increase in operating expenses was primarily due to costs incurred to support the increases in net revenue and the number of Target Optical stores opened in the past twelve months. For the first six months, operating expenses as a percentage of net revenue increased to 64.4% from 64.2% for the comparable period of fiscal 2001. The increase in operating expense percent was primarily a result of Things Remembered's negative same-store sales and higher occupancy and advertising expenses.

         The Company adopted SFAS 142 in the first quarter of fiscal 2002. SFAS 142 requires that goodwill and certain intangibles deemed to have indefinite lives no longer be amortized, but instead, will be subject to annual reviews for impairment. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. The Company recorded a $2.5 million goodwill and tradename amortization charge for the first six months of fiscal 2001.

         Operating income for the first six months of fiscal 2002 was $19.2 million, compared with $17.9 million for the comparable period of fiscal 2001, a 7.3% improvement. The improvement in operating income for the first six months reflected the elimination of goodwill and tradename amortization from adopting SFAS 142 and improved operating earnings at Cole Vision. These were offset by lower operating earnings at Things Remembered.

         Interest and other (income) expense, net increased to $12.8 million for the first six months of fiscal 2002 compared to $11.8 million for the same period in fiscal 2001. The Company recorded a $0.7 million gain from the sale of a Dallas, Texas office facility in the first quarter of fiscal 2001. In addition, the Company recorded lower interest income from franchise receivables and temporary investments of excess cash compared to the prior year. Interest expense was slightly lower than last year, reflecting the refinancing of Cole National Group's $150.0 million Senior Subordinated Notes. (See Note 3 of the Notes to Consolidated Financial Statements for further information regarding this transaction).

         The difference between the statutory tax rate and the higher effective tax rates in each fiscal year is primarily due to the provision for state income taxes, the provision for valuation allowances related to deferred tax assets for charitable contributions carryforwards, foreign income, other nondeductible items, and in 2001 goodwill amortization.

         The results for the first six months of fiscal 2002 include an extraordinary loss on early extinguishment of debt of $7.2 million, net of an income tax benefit of $3.9 million. The extraordinary charge represents payment of premiums and other costs of retiring Cole National Group's 9-7/8% Senior Subordinated Notes due 2006 and the write-offs of unamortized discount and deferred financing fees. See the section below entitled "Liquidity and Capital Resources" and Note 3 of the Notes To Consolidated Financial Statements for more information regarding the early extinguishment of debt.

COLE VISION SEGMENT

         Cole Vision revenues were $451.0 million for the first six months of fiscal 2002, compared with $420.2 million for the comparable period of fiscal 2001. Same-store sales for the first six months of fiscal 2002 increased in all retail vision brands, despite the difficult retail environment and a slowdown in business in July. Cole Licensed Brands and Pearle Vision company-owned locations increased same-store sales by 4.6% and 6.2%, respectively. Same-store sales reflected an increase in the average spectacle selling price and strong transaction increases at Target Optical. Same-stores sales increased 35.0% at Target Optical for the first six months of fiscal 2002. Same-store sales increases also reflected strong first quarter transaction increases at Pearle Vision.

         Gross margin percent declined 0.6% for the first six months of fiscal 2002, compared to the comparable period in fiscal 2001. The decrease in vision gross margin percent was due to more competitive pricing on contact lenses and an increase in product sold to Pearle franchisees. Sales to franchisees, which carry a lower margin rate, offer other benefits, including helping franchise comparable store sales and producing a more uniform merchandise assortment and consistent brand look across all stores.

         Operating expenses as a percent of sales declined at Cole Vision by 0.6% for the first six months of fiscal 2002, compared to the comparable period of fiscal 2001. The reduction in operating expense percent was due primarily to a reduction in the processing cost per claim at Cole Managed Vision and to lower operating costs at Pearle Vision, primarily due to advertising costs which were lower in the first six months of fiscal 2002 compared to the comparable period in fiscal 2001.

         Operating income at Cole Vision improved to $16.2 million for the first six months of fiscal 2002, compared to $13.0 million for the comparable period of fiscal 2001. Improved operating earnings at Pearle Vision resulting from higher revenues and lower advertising and nonstore expenses, the lower cost of claims processing at Cole Managed Vision and the cessation of goodwill and tradename amortization were the primary reasons for the increase. Goodwill and tradename amortization at Cole Vision totaled $2.0 million during the first six months of fiscal 2001. These improvements were offset by higher costs of payroll and advertising at Target Optical to support the increase in revenues.

THINGS REMEMBERED SEGMENT

         Things Remembered sales were $126.8 million for the first six months of fiscal 2002, slightly lower than the comparable period of fiscal 2001. Same-store sales declined 2.2% as fewer transactions offset the increase in average selling price resulting from sales of new merchandise at higher average unit prices, higher revenue from merchandise personalization, and less merchandise sold at clearance prices.

         Gross margin percent increased 1.2% at Things Remembered for the first six months of fiscal 2002 compared to the comparable period of fiscal 2001. The increase in margin rate was primarily attributable to a change in sales mix to higher end product.

         At Things Remembered, operating expenses grew 4.6% on a slight decline in sales. Store rent and occupancy charges increased for the first six months due to increases in insurance, taxes and other common area charges. In addition, marketing expenses increased by $0.9 million due primarily to increased direct mail marketing efforts to increase sales in a difficult retail environment.

         Operating income decreased to $8.0 million for the first six months of fiscal 2002, compared to $9.7 million in the comparable period of fiscal 2001. Costs of rent, occupancy and advertising increased despite a slight decrease in sales, resulting in the lower operating income.

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

As a retailer, the Company believes that a measure of same-store performance is important for understanding its operations. The Company calculates same-store sales for stores opened for at least twelve months. A reconciliation of same-store sales to revenue reported on a GAAP basis follows:

                                                  Thirteen                Twenty-Six
                                                 Week Period              Week Period
                                                 ------------            -------------
                                                            (In thousands)

Current year same-store sales                        $ 249,172             $ 498,966
Prior year same-store sales                            244,136               484,477
Percent Change                                            2.1%                  3.0%

Current year same-store sales                          249,172               498,966

Adjustment for:
   Sales at new and closed stores                        8,365                16,928
   Extended warranties                                      (9)               (2,150)
   Order vs. customer receipt                            2,605                  (362)
   Returns, remakes and refunds                            862                  (305)
   Other                                                   (48)                   (9)
                                                 --------------        --------------
        Store sales                                    260,947               513,068

Nonstore revenues                                       38,453                79,693

Intercompany eliminations                               (7,010)              (14,930)
                                                 --------------        --------------

GAAP Basis Net Revenue                               $ 292,390             $ 577,831
                                                 ==============        ==============


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity is funds provided from the operations of its operating subsidiaries. In addition, as of August 3, 2002, the Company and its operating subsidiaries had a working capital commitment of $75.0 million. Availability under this credit facility totaled $60.3 million, after reduction for commitments under outstanding letters of credit. There were no working capital borrowings outstanding at any time during the first six months of fiscal 2002 or fiscal 2001. Cole National Group and its principal operating subsidiaries are in compliance with all credit facility covenants as of August 3, 2002.

         The credit facility, which is guaranteed by Cole National Corporation and Cole National Group, requires Cole National Group and its principal operating subsidiaries to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires Cole National Group to comply with certain financial covenants, including covenants regarding minimum interest coverage and maximum leverage.

         On May 22, 2002, the Company issued $150.0 million of 8-7/8% senior subordinated notes due 2012. The notes are unsecured and mature on May 15, 2012. Net proceeds from the notes offering, together with cash on hand, were used to retire $150.0 million of 9-7/8% senior subordinated notes due 2006 and pay premium and other costs associated with retiring those notes. An extraordinary loss on early extinguishment of debt of $7.2 million, net of an income tax benefit of $3.9 million, representing the payment of premiums and other costs of retiring the notes and write-offs of unamortized discount and deferred financing fees, was recorded in the second quarter of fiscal 2002.

         The indentures pursuant to which the 8-5/8% notes and the 8-7/8% notes were issued contain certain optional and mandatory redemption features and other financial covenants, including restrictions on the ability of Cole National Group to pay dividends or make other restricted payments to Cole National Corporation. The indentures permit dividend payments to Cole National Corporation for certain tax obligations and for administrative expenses not to exceed 0.25% of net sales. See Note 3 of the Notes to

Consolidated Financial Statements. The Company may from time to time purchase its outstanding notes in the open market or refinance them depending on capital market conditions.

         No significant principal payment obligations are due under Cole National's outstanding indebtedness until 2007, when the $125.0 million Senior Subordinated debt is due. The ability of Cole National Corporation and its subsidiaries to satisfy their obligations will be primarily dependent upon the future financial and operating performance of the subsidiaries and upon Cole National Corporation's ability to renew or refinance borrowings or raise additional capital through equity financing or sales of assets.

         Operations for the first six months provided $23.5 million of cash in fiscal 2002 compared with $27.0 million in fiscal 2001. The primary reason for the $3.5 million decrease in cash provided by operations was a change in working capital. Changes in working capital resulted in a source of funds of $5.5 million in fiscal 2002, compared to a source of funds of $8.6 million in fiscal 2001. Changes in receivables and other assets resulted in a use of funds of $2.1 million compared to a source of funds of $5.8 million in fiscal 2001. The increase in receivables was primarily due to increases in sales and corresponding receivables at Cole Vision. Changes in accounts payable and other liabilities resulted in a source of cash of $7.2 million in fiscal 2002 compared to a source of cash of $4.5 million in fiscal 2001. The improvement was due to the timing of purchases and payments.

         Net cash from investing activities resulted in a use of funds of $16.7 million for the first six months of fiscal 2002 compared to a use of funds totaling $19.7 million in the comparable period of fiscal 2001. Capital expenditures, which accounted for most of the cash used for investing, were $14.0 million and $19.2 million in fiscal 2002 and fiscal 2001, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores and remodeling of existing stores. Expenditures for systems development costs totaled $2.3 million and $4.6 million for the first six months of fiscal 2002 and fiscal 2001, respectively. In fiscal 2001, net proceeds of $4.7 million were received from the sale of a Dallas office facility.

         Net cash used for financing activities totaled $21.3 million for the first six months of fiscal 2002, compared to $9.6 million for the comparable period of fiscal 2001. In May 2002, Cole National Group, Inc., issued $150.0 million of 8-7/8% Senior Subordinated Notes due May 2012. The net proceeds of this issuance and cash on hand were used to retire all of Cole National Group's $150.0 million 9-7/8% Senior Subordinated Notes due 2006. Finance fees and early repayment of the 9-7/8% notes resulted in a net cash usage of $14.2 million. See
Note 3 for further information regarding this transaction. Advances to affiliates totaled $1.2 million in fiscal 2002, compared to $6.0 million in fiscal 2001.

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

         During the second quarter of fiscal 2002, the Company completed the transitional impairment testing of goodwill as required by SFAS 142. Based on the findings of its outside valuation advisor, the Company has concluded that there was no impairment of its goodwill or tradenames at the adoption date of the new accounting standard, effective February 3, 2002. The Company has elected to perform its annual tests for potential impairment as of the first day of the Company's fourth quarter. Based on its annual tests performed in the fourth quarter of fiscal 2002, the Company has concluded that there was no impairment of its goodwill or tradenames. As part of the restatement, the Company and its outside valuation advisor reviewed the previously completed impairment testing and confirmed that there was no impairment of either goodwill or tradenames.

         The Financial Accounting Standards Board (FASB) has issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 states that the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for classification as an extraordinary item shall be reclassified as an operating expense. The Company will adopt SFAS 145 as of the beginning of fiscal 2003. As a result, the loss on early extinguishment of debt reported as an extraordinary item for the year ended February 1, 2003 will be reclassified at that time. The pretax loss from the early extinguishment of debt will be presented as a separate line within interest and other (income) expenses and the related income tax benefit will reduce the reported income tax provision. Other portions of the statement are not applicable to the Company.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement were effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS 146 on January 1, 2003. The adoption will have no effect on the Company's financial position or operations.

         The FASB has also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 143 provides guidance for legal obligations arising from the retirement of long-lived assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 was adopted during fiscal 2002 and had no effect on the Company's financial position or operations. SFAS 143 will be adopted during fiscal 2003 and is not expected to have a material effect on the Company's financial position or operations.

CONTINGENCIES

         A complaint was filed in the Superior Court of California, county of San Diego against Cole National Corporation, its affiliates and certain of its officers by the Attorney General of the State of California on February 14, 2002 and amended on February 22, 2002. The case, State of California v. Cole National Corporation, et. al., alleges claims for various statutory violations related to the operation of 24 Pearle Vision Centers in California. The claims include untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises of a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships between dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief. Although the State of California obtained a preliminary injunction to enjoin certain advertising practices and the charging of dilation fees in July 2002, the terms of the injunction have not had and are not expected to have a material effect on the Company operations. In addition, both the State and the Company have appealed the preliminary injunction. Although we believe we are in compliance with California law and intend to continue to defend the issues raised in the case vigorously, the case is in its early stages and we cannot predict with certainty its outcome or costs.

FORWARD LOOKING STATEMENTS

         The Company's expectations and beliefs concerning the future contained in this document are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecasted due to a variety of factors that can adversely affect the Company's operating results, liquidity and financial condition such as risks associated with potential adverse consequences of the restatement of the Company's financial statements, including those resulting from litigation or government investigations, restrictions or curtailment of the Company's credit facility and other credit situations, the timing and achievement of improvements in the operations of the optical business, the results of Things Remembered, which is highly dependent on the fourth quarter holiday season, the nature and extent of disruptions of the economy from terrorist activities or major health concerns and from governmental and consumer responses to such situations, the actual utilization of Cole Managed Vision funded eyewear programs, the success of new store openings and the rate at which new stores achieve profitability, the Company's ability to select, stock and price merchandise attractive to customers, success of systems development and integration, costs and other effects associated with litigation, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company's relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company's business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's major market risk exposure is to changes in foreign currency exchange rates in Canada and in Euros, which could impact its results of operations and financial condition. Foreign exchange risk arises from the Company's exposure to fluctuations in foreign currency exchange rates because the Company's reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible.

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

         In November 2002, the Company determined it needed to restate its previously issued financial statements for the timing of the recognition of revenues earned on the sale of extended warranty contracts. The Company issued a press release on November 26, 2002 announcing the restatement of its historical consolidated financial statements beginning with its 1998 fiscal year. The Company subsequently determined that it needed to make changes to previously issued financial statements in addition to the timing of the recognition of warranty revenues. The adjustments have a significant negative impact on the Company's previously reported revenue, net income, and earnings per share. See
Note 8 to the Notes to Consolidated Financial Statements for further discussion of the restatement.

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

         In connection with the audit of the Company's financial statements for the 2002 fiscal year and the restated financial statements for the 2001 and 2000 fiscal years, Deloitte & Touche reported to management and the Board of Directors on April 30, 2003 that certain deficiencies existed during the audit period in the design or operation of the Company's internal accounting controls which constituted material weaknesses pursuant to standards established by the American Institute of Certified Public Accountants. Such deficiencies related to the application or selection of accounting principles, the use of management judgment and estimates, and the adequacy of account details and reconciliations.

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

The Company established an internal representation requirement, whereby the operating executive and financial officer of each business unit and major staff area are required to certify on a quarterly basis the accuracy of the financial statements and the adequacy of the control processes and procedures within that business unit or staff area. With the approval of the Board of Directors, the Company amended its Business Code of Conduct, and required that all management employees certify in writing that they will comply with it. The Business Code of Conduct includes procedures for the receipt, retention and treatment of complaints received from employees regarding, among other things, accounting and internal accounting control matters. The Company is currently revising its Finance and Accounting Policies and Procedures Manual.

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

        A complaint was filed in the Superior Court of California, County of San Diego against Cole National Corporation, its affiliates and certain of its officers by the Attorney General of the State of California on February 14, 2002 and amended on February 22, 2002. The case, State of California v. Cole National Corporation, et al., Case No. G1C783135, alleges claims for various statutory violations related to the operation of 24 Pearle Vision Centers in California. The claims include alleged untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises by a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships among dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief.

        The case is in its early stages and we cannot predict with certainty its outcome or costs. In May 2002, all of the individual officer defendants were dismissed and their dismissal has been appealed by the State. The State of California moved for a preliminary injunction to enjoin certain advertising practices and from charging dilation fees. Though the State obtained a preliminary injunction in July 2002, the terms of the injunction are not expected to have any material effect on the Company's operations. In addition, both the State and the Company have appealed the preliminary injunction. We believe we are in compliance with California law and intend to continue to defend the issues raised in the case vigorously.

        On August 14, 2002, two former store managers employed in the San Francisco area by our subsidiary, Things Remembered, Inc., filed a class action complaint in San Francisco Superior Court. The complaint alleges that the plaintiffs and the other members of the putative class (alleged to include 250 members) were improperly denied overtime compensation for more than eight hours of work per day and/or more than 40 hours of work per week in violation of California law. The action seeks unspecified damages, interest, restitution, as well as, declaratory and injunctive relief and attorneys' fees.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part thereof:

      10.1* First Amendment to Credit Agreement, dated August 23, 2002, among
            Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

      10.2* Second Amendment to Credit Agreement, dated September 13, 2002, among Cole Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

      10.3* Amendment No. 1 to the Cole National Group, Inc. Retirement Plan
            (Amended and Restated as of January 1, 2001), effective March 31, 2002.

      99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

                  The Company filed a report on Form 8-K (Item 4 and 7) on June 18, 2002, disclosing the Company was replacing Arthur Andersen LLP as its independent public accountants and appointing Deloitte & Touche LLP to serve as its independent public accountants for the fiscal year 2002.

                  The Company filed a report on Form 8-K (Item 5) on August 8, 2002, which attached a press release announcing that it had extended its offering to exchange up to $150.0 million aggregate principal amount of its existing 8-7/8% senior subordinated notes due 2012.

* Filed with the original Form 10-Q filed on September 17, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COLE NATIONAL GROUP, INC.


                           By: /s/ Lawrence E. Hyatt
                               -------------------------------------------
                               Lawrence E. Hyatt
                               Executive Vice President and Chief
                               Financial Officer (Duly Authorized Officer)


                           By: /s/ Ann M. Holt
                               -------------------------------------------
                               Ann M. Holt
                               Senior Vice President and Corporate Controller (Principal Accounting Officer)

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



Date: May 16, 2003

                                 /s/ Jeffrey A. Cole
                                 -------------------------------------------
                                 Jeffrey A. Cole
                                 Chairman and CEO

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


Date: May 16, 2003

                               /s/ Lawrence E. Hyatt
                               -------------------------------------------
                               Lawrence E. Hyatt
                               Executive Vice President and
                               Chief Financial Officer

                            COLE NATIONAL GROUP, INC.
                                   FORM 10-Q/A
                          QUARTER ENDED AUGUST 3, 2002

                                  EXHIBIT INDEX


Exhibit
Number                        Description
------                        -----------

10.1* First Amendment to Credit Agreement, dated August 23, 2002, among Cole
      Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

10.2* Second Amendment to Credit Agreement, dated September 13, 2002, among Cole
      Vision Corporation, Things Remembered, Inc., and Pearle, Inc. and Canadian Imperial Bank of Commerce.

10.3* Amendment No. 1 to the Cole National Group, Inc. Retirement Plan (Amended and Restated as of January 1, 2001), effective March 31, 2002.

99.1+ Certification of Chief Executive Officer and Chief Financial Officer
      Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Filed with the original Form 10-Q filed on September 17, 2002.
+ Filed herewith.