Form 10-Q
period 2002-11-02
COLE NATIONAL GROUP INC
filed 2003-05-19
CIK 909492

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2002,

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.


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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                       ---    ---

ALL OF THE OUTSTANDING CAPITAL STOCK OF THE REGISTRANT IS HELD BY COLE NATIONAL CORPORATION.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER
(AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).    YES  X    NO
                                                       ---      ---

AS OF NOVEMBER 30, 2002, 1,100 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE WERE OUTSTANDING.

================================================================================

                                EXPLANATORY NOTE

         This Form 10-Q of Cole National Corporation (the "Company") includes the effects of the restatement described in Note 8 to the accompanying Consolidated Financial Statements. See Note 8 for a summary of the effects of the restatement on previously issued financial statements for prior periods.





                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                         QUARTER ENDED NOVEMBER 2, 2002
                                      INDEX

                                                                                                               Page No.
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                    Consolidated Balance Sheets as of November 2, 2002 and February 2, 2002
                    (as restated) ...........................................................................    1

                    Consolidated Statements of Operations for the 13 and 39 week periods ended
                    November 2, 2002 and November 3, 2001 (as restated) ......................................   2

                    Consolidated Statements of Cash Flows for the 39 week periods ended
                    November 2, 2002 and November 3, 2001 (as restated) ......................................   3

                    Notes to Consolidated Financial Statements ...............................................   4

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation .......   14

          Item 3. Quantitative and Qualitative Disclosures about Market Risk .................................   24

          Item 4. Controls and Procedures ....................................................................   24

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings .........................................................................   26


          Item 6. Exhibits and Reports on Form 8-K ...........................................................   27


          Signatures .........................................................................................   28


          Certifications .....................................................................................   29

          Exhibit Index ......................................................................................   31

                         PART I. - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                         February 2,
                                                                                            2002
                                                                       November 2,      (As restated,
                                                                          2002           see Note 8)
                                                                       -----------      -------------

Assets
Current assets:
     Cash and cash equivalents                                         $  21,327         $  63,418
     Accounts receivable, less allowances of
          $2,559 and $3,228, respectively                                 48,621            41,299
     Current portion of notes receivable                                   2,756             2,723
     Inventories                                                         135,651           119,203
     Prepaid expenses and other                                           27,621            29,013
     Deferred income taxes                                                28,298            27,161
                                                                       ---------         ---------
               Total current assets                                      264,274           282,817

Property and equipment, at cost                                          314,862           298,918
     Less - accumulated depreciation and amortization                   (193,569)         (180,536)
                                                                       ---------         ---------
               Total property and equipment, net                         121,293           118,382

Notes receivable, excluding current portion, less allowances of
     $3,784 and $5,209, respectively                                       4,087             4,709
Deferred income taxes                                                     26,233            22,156
Other assets                                                              44,892            43,690
Other intangibles, net                                                    46,646            45,996
Goodwill, net                                                             85,550            85,543
                                                                       ---------         ---------
               Total assets                                            $ 592,975         $ 603,293
                                                                       =========         =========

Liabilities and Stockholder's Equity
Current liabilities:
     Current portion of long-term debt                                 $     227         $     229
     Accounts payable                                                     66,353            64,863
     Payable to affiliate, net                                            80,013            85,477
     Accrued interest                                                      8,164             6,340
     Accrued liabilities                                                  85,518            92,324
     Accrued income taxes                                                      -               373
     Deferred revenue                                                     37,592            35,401
                                                                       ---------         ---------
                Total current liabilities                                277,867           285,007

Long-term debt, net of discount and current portion                      276,254           274,574

Other long-term liabilities                                               19,594            17,919
Deferred revenue, long term                                               11,559            11,049

Stockholder's equity                                                       7,701            14,744
                                                                       ---------         ---------

          Total liabilities and stockholder's equity                   $ 592,975         $ 603,293
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

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)


                                                                        Thirteen Week                     Thirty-Nine Week
                                                                        Periods Ended                      Periods Ended
                                                               ---------------- -------------      ------------------------------
                                                                                 November 3,                         November 3,
                                                                                    2001                                2001
                                                               November 2,      (As restated,      November 2,      (As restated,
                                                                   2002          see Note 8)          2002           see Note 8)
                                                               -----------      -------------      -----------      -------------

Net revenue                                                     $ 275,501         $ 263,349         $ 853,332         $ 810,457

Costs and expenses:
     Cost of goods sold                                            91,948            87,394           278,697           262,600
     Operating expenses                                           183,702           175,635           555,631           527,171
     Goodwill and tradename amortization                                -             1,252                 -             3,758
                                                                ---------         ---------         ---------         ---------
          Total costs and expenses                                275,650           264,281           834,328           793,529
                                                                ---------         ---------         ---------         ---------

Operating income (loss)                                              (149)             (932)           19,004            16,928

Interest and other (income) expense, net:
     Interest expense                                               6,576             7,169            20,399            21,116
     Interest and other (income), net                                (150)             (532)           (1,125)           (2,717)
                                                                ---------         ---------         ---------         ---------
          Total interest and other (income) expense, net            6,426             6,637            19,274            18,399
                                                                ---------         ---------         ---------         ---------

Income (loss) before income taxes                                  (6,575)           (7,569)             (270)           (1,471)

Income tax provision (benefit)                                     (6,777)           (8,365)             (277)           (1,626)
                                                                ---------         ---------         ---------         ---------

Income (loss) before extraordinary loss                               202               796                 7               155

Extraordinary loss on early extinguishment of debt,
    net of $3.9 million tax benefit                                     -                 -            (7,242)                -
                                                                ---------         ---------         ---------         ---------

Net income (loss)                                               $     202         $     796         $  (7,235)        $     155
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

                   COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                  Thirty-Nine Week Periods Ended
                                                                                  -----------------------------
                                                                                                   November 3,
                                                                                                      2001
                                                                                  November 2,     (As restated,
                                                                                     2002          see Note 8)
                                                                                  -----------     -------------


Cash flows from operating activities:
  Net income (loss)                                                               $  (7,235)        $     155
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                  26,837            28,699
      Extraordinary loss on early extinguishment of debt, net of tax                  7,242                 -
      Noncash interest and other, net                                                   511             1,038
      Gain on sale of building                                                            -              (683)
      Increases (decreases) in cash resulting from changes in operating assets and liabilities:
          Accounts and notes receivable, prepaid expenses and other assets           (5,433)            5,165
          Inventories                                                               (16,385)          (14,042)
          Accounts payable, accrued liabilities and other liabilities                16,380           (11,437)
          Accrued interest                                                            1,824               996
          Accrued, refundable and deferred income taxes                              (1,679)           (2,623)
                                                                                  ---------         ---------
                   Net cash provided by operating activities                         22,062             7,268
                                                                                  ---------         ---------


Cash flows from investing activities:
  Purchases of property and equipment, net                                          (33,274)          (27,256)
  Net proceeds from sale of fixed assets                                                  -             4,712
  Systems development costs                                                          (3,671)           (5,826)
  Acquisition of business, net of cash acquired                                        (978)             (100)
  Other, net                                                                           (336)             (711)
                                                                                  ---------         ---------
                   Net cash used for investing activities                           (38,259)          (29,181)
                                                                                  ---------         ---------


Cash flows from financing activities:
  Repayment of long-term debt                                                      (158,233)              (99)
  Proceeds from issuance of long-term debt                                          150,000                 -
  Increase (decrease) overdraft balances                                             (6,289)           12,579
  Advances to parent, net                                                            (5,117)           (5,799)
  Payment of deferred financing fees                                                 (6,208)                -
  Other, net                                                                            (47)              (93)
                                                                                  ---------         ---------
                   Net cash (used for) provided by financing activities             (25,894)            6,588
                                                                                  ---------         ---------


Cash and cash equivalents:
  Net decrease during the period                                                    (42,091)          (15,325)
  Balance, beginning of period                                                       63,418            37,218
                                                                                  ---------         ---------

  Balance, end of period                                                          $  21,327         $  21,893
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

         The accompanying consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information not misleading. Results for interim periods are not necessarily indicative of the results to be expected for the full year. When reading the financial information in this quarterly report, reference should be made to the consolidated financial statements and notes contained in the Company's most recently filed Annual Report on Form 10-K filed concurrently with this quarterly report.

Nature of Operations

         The Company is a specialty service retailer operating in both host and nonhost environments, whose primary lines of business are optical products and services and personalized gifts. The Company sells its products through 2,509 company-owned retail locations and 447 franchised locations in 50 states, Canada, and the Caribbean. In connection with its optical business, the Company is a managed vision care benefits provider and claims payment administrator whose programs provide comprehensive eyecare benefits primarily marketed directly to large employers, health maintenance organizations (HMO) and other organizations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 5).

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

         Significant estimates are required in determining the allowance for uncollectible accounts, inventory valuation, depreciation, amortization and recoverability of long-lived assets, deferred income taxes, remakes and returns allowances, managed vision underwriting results, self-insurance reserves, and retirement and post-employment benefits.

Reclassifications

         Certain reclassifications have been made to prior year financial statements and the notes to conform to the current year presentation.

Revenue Recognition and Deferred Revenue

         Revenues include sales of goods and services, including delivery fees to retail customers at company-operated stores, sales of merchandise inventory to franchisees and other outside customers, other revenues from franchisees such as royalties based on sales and initial franchise fees, and capitation and other fees associated with Cole Vision's managed vision care business.

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

         Additionally, the Company sells separately priced extended warranty contracts with terms of coverage of 12 and 24 months. Revenues from the sale of these contracts are deferred and amortized over the lives of the contracts while the costs to service the warranty claims are expensed as incurred. Incremental costs directly related to the sale of such contracts, such as sales commissions and percentage rent, are deferred in prepaid expenses and charged to expense in proportion to the revenue recognized.

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

Valuation of Inventories

         Inventories are recorded at the lower of cost or market based on the first-in, first-out (FIFO) method for the optical inventories and based on the weighted average cost method for the gift inventories. The Company records a valuation reserve for future inventory cost markdowns to be taken for inventory not expensed to be part of its ongoing merchandise offering. The reserve is estimated based on historical information regarding sell through of similar products. The Company records a reserve for estimated shrinkage based on various factors including sales volume, historical shrink results and current trends.

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

Derivatives and Hedging Activity

         The interest rate swap agreements utilized by the Company are designated as fair value hedges of the underlying fixed rate debt obligations and are recorded at fair value as an increase in noncurrent assets or liabilities and an increase or decrease in long-term debt. These interest rate swaps qualify for the short-cut method for assessing hedge effectiveness under the provisions of Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Changes in fair value of the interest rate swaps are offset by the changes in fair value of the underlying debt.

Goodwill and Other Intangible Assets

         Goodwill, non-compete agreements and tradename assets were amortized over their estimated useful economic life using the straight-line method and are carried at cost less accumulated amortization. Beginning with fiscal year 2002, all goodwill and tradename amortization ceased in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142); and both goodwill and tradenames are tested at least annually for impairment. The Company adopted the first day of the fourth fiscal quarter for the annual impairment review. Other intangible assets with finite lives are amortized over their estimated useful lives based on management's estimates of the period that the assets will generate revenue.

Cash Flows

         Net cash flows from operating activities reflect cash payments for income taxes and interest of $1,057,000 and $17,730,000, respectively, for the 39 week periods ended November 2, 2002 and $981,000 and $19,218,000, respectively, for the 39 week periods ended November 3, 2001.

Total Other Comprehensive Income (Loss)

         Total other comprehensive income (loss) for the 13 and 39 week periods ended November 2, 2002 and November 3, 2001 is as follows (000's omitted):


                                            Thirteen Week Periods         Thirty-Nine Week Periods
                                            ----------------------        ------------------------

                                              2002           2001            2002            2001
                                            -------        -------         -------         -------

Net income (loss)                           $   202        $   796         $(7,235)        $   155
Cumulative translation income (loss)            276           (255)            266            (425)
                                            -------        -------         -------         -------
Total other comprehensive income (loss)     $   478        $   541         $(6,969)        $  (270)
                                            =======        =======         =======         =======

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

         The Company completed the transitional impairment testing of goodwill and tradenames during the second quarter of fiscal 2002 as required by SFAS 142. Based on the findings of its outside valuation advisor, the Company has concluded that there was no impairment at the adoption date of the new accounting standard, effective February 3, 2002. The Company has elected to perform its annual tests for potential impairment as of the first day of the Company's fourth fiscal quarter.

         The following table provides the comparable effects of adopting SFAS 142 for the 13 and 39 week periods ended November 2, 2002 and November 3, 2001.

                                                       Thirteen Week Periods        Thirty-Nine Week Periods
                                                      -----------------------       ------------------------
                                                       2002           2001           2002            2001
                                                      -----------------------       ------------------------
                                                                    (Dollars in thousands)
Net income:
     Reported income (loss)                              $ 202          $ 796        $(7,235)          $ 155
     Goodwill amortization - Cole Vision                     -            704              -           2,118
     Goodwill amortization - Things Remembered               -            238              -             712
     Tradename amortization - Cole Vision                    -            310              -             928
     Related tax adjustment                                  -           (170)             -            (510)
                                                      ---------     ---------       --------      ----------
     Adjusted net income (loss)                          $ 202        $ 1,878        $(7,235)        $ 3,403
                                                      =========     =========       ========      ==========


         Other intangible assets consist of (dollars in thousands):

                                                                                 2002            2001
                                                                              -----------     ------------

Tradename                                                                       $ 49,460         $ 49,460
Noncompete agreements                                                                240              240
Contracts                                                                          4,438            3,460
                                                                              -----------     ------------
                                                                                  54,138           53,160
Accumulated amortization                                                          (7,492)          (7,164)
                                                                              -----------     ------------
Other intangibles, net                                                          $ 46,646         $ 45,996
                                                                              ===========     ============

         The net carrying amount of goodwill at November 2, 2002, by business segment, was $64.2 million at Cole Vision and $21.4 million at Things Remembered. The increase in the net carrying amount of goodwill for the 39 weeks ended November 2, 2002, was $7,000 and was due to a foreign currency translation of goodwill at Cole Vision. The net carrying amount of tradenames at November 2, 2002 was attributable to the Cole Vision segment. Additional contingent payments related to the 1999 acquisition of Met Life's managed vision care benefits business increased the net carrying amount of other intangibles by $978,000, net of related amortization of $328,000.

(3)    LONG-TERM DEBT

         On May 22, 2002, The Company issued $150.0 million of 8-7/8% Senior Subordinated Notes that mature on May 15, 2012. Interest on the notes is payable semi-annually on each May 15 and November 15, commencing November 15, 2002.

         Net proceeds from the 8-7/8% note offering, together with cash on hand, were used to retire $150.0 million of 9-7/8% Senior Subordinated Notes due 2006 and pay premiums and other costs associated with retiring those notes. The Company's results for fiscal 2002 included an extraordinary loss on early extinguishment of debt of approximately $7.2 million, net of an income tax benefit of approximately $3.9 million, representing the payment of premiums and other costs of retiring the notes and the write-offs of unamortized discount and deferred financing fees.

         On August 22, 1997, the Company issued $125.0 million of 8-5/8% Senior Subordinated Notes that mature in 2007 with no earlier scheduled redemption or sinking fund payments. Interest on the 8-5/8% notes is payable semi-annually on February 15 and August 15.

         The 8-5/8% notes and the 8-7/8% notes are general unsecured obligations of the Company, subordinated in right of payment to senior indebtedness of the Company and senior in right of payment to any current or future subordinated indebtedness of the Company.

         The indentures pursuant to which the 8-5/8% notes and the 8-7/8% notes were issued restrict dividend payments to the Company. The indentures also contain certain optional and mandatory redemption features and other financial covenants.

         The Company has no significant principal payment obligations under its outstanding indebtedness until 2007, when the $125.0 million 8-5/8% Senior Subordinated Notes are due.

         During the third quarter of fiscal 2002, the Company entered into interest rate swap agreements to take advantage of favorable market interest rates. These agreements require the Company to pay an average floating interest rate based on six-month LIBOR plus 4.5375% to a counter party while receiving a fixed interest rate on a portion of the Company's $125.0 million 8-5/8% Senior Subordinated Notes due 2007. The counter party is a major commercial bank. The agreements mature August 15, 2007 and qualify as fair value hedges. The aggregate notional amount of the interest rate swap agreements is $50.0 million. At November 2, 2002, the floating rate of swaps was approximately 6.1% and the fair value of the swap agreements was an unrealized gain of approximately $0.5 million. There was no impact to earnings in the first nine months due to hedge ineffectiveness.

(4)    CREDIT FACILITY

         The operating subsidiaries of the Company have a working capital commitment of $75.0 million that extends until May 31, 2006. Borrowings under the credit facility presently bear interest based on leverage ratios of the Company at a rate equal to either (a) the Eurodollar Rate plus 2.25% or (b) 1.25% plus the highest of (i) the CIBC prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1.0% or (iii) the federal funds rate plus 0.5%. The Company pays a commitment fee of between 0.50% and 0.75% per annum on the total unused portion of the facility based on the percentage of revolving credit commitments used. Cole National Corporation and the Company guarantees this credit facility. The credit facility is secured by the assets of the operating subsidiaries of the Cole National Group, Inc.

         The credit facility requires the principal operating subsidiaries of Cole National Group to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions.

The credit facility also requires the subsidiaries of Cole National Group to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. On November 25, 2002 the Company received a waiver, which expired on December 31, 2002 associated with the restatement of the financial statements. On December 19, 2002 the credit agreement was amended to accommodate the anticipated changes due to the restatement. The Company received a waiver dated May 9, 2003 of the maximum leverage coverage test for the fiscal year end 2002 and the first quarter of fiscal 2003. During the waiver period the maximum leverage test was adjusted to accommodate the effect of the restatement on the Company's financial statements. This waiver will expire on the earlier of May 17, 2003 if the Lenders do not receive the Form 10-K and 10-Q's for the first through third fiscal quarters of 2002; on May 23, 2003 if certain additional financial information is not received by the Lenders; or June 30, 2003. The Company is in compliance with the covenants in the credit agreement and expects to meet the waiver conditions. The Company expects to complete a permanent amendment to the credit agreement on or before June 30, 2003. However, there is no assurance that the Company will be successful in its effort to complete such an amendment. The Company believes that even if it is unsuccessful in its effort to complete such an amendment, it will have sufficient liquidity from internal and other external sources.

         The credit facility restricts dividend payments to the Company from its subsidiaries to amounts needed to pay interest on the 8-7/8% notes and the 8-5/8% notes, and certain amounts related to taxes, along with up to 0.25% of the Company's consolidated net revenue annually for other direct expenses of Cole National Corporation or the Company. The credit facility restricts dividend payments to the Cole National Group in an aggregate amount not to exceed $50.0 million to allow for the repurchase of Senior Subordinated Notes.

         No borrowings under the credit facility were outstanding as of November 2, 2002 and November 3, 2001. There were no borrowings during the third quarter of fiscal 2002 and 2001.

(5)    SEGMENT INFORMATION

         Information on the Company's reportable segments is as follows (In thousands):

                                                       Thirteen Week Periods              Thirty-Nine Week Periods
                                                     ---------------------------         ---------------------------
                                                        2002              2001              2002              2001
                                                     ---------         ---------         ---------         ---------

Net revenue:
     Cole Vision                                     $ 221,778         $ 210,293         $ 672,827         $ 630,553
     Things Remembered                                  53,723            53,056           180,505           179,904
                                                     ---------         ---------         ---------         ---------
          Consolidated net revenue                   $ 275,501         $ 263,349         $ 853,332         $ 810,457
                                                     =========         =========         =========         =========

Operating income (loss):
     Cole Vision                                     $   6,054         $   2,319         $  22,251         $  15,316
     Things Remembered                                  (2,643)             (811)            5,313             8,879
                                                     ---------         ---------         ---------         ---------
          Total segment operating income                 3,411             1,508            27,564            24,195
      Unallocated amounts:
          Corporate expenses                             3,560             2,440             8,560             7,267
                                                     ---------         ---------         ---------         ---------
     Consolidated operating income (loss)                 (149)             (932)           19,004            16,928
     Interest and other (income) expense, net            6,426             6,637            19,274            18,399
                                                     ---------         ---------         ---------         ---------
     Loss before income taxes                        $  (6,575)        $  (7,569)        $    (270)        $  (1,471)
                                                     =========         =========         =========         =========


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

         The Company guarantees future minimum lease payments for certain store locations leased directly by franchisees. These guarantees totaled approximately $13.7 million as of February 2, 2002 and November 2, 2002. Performance under a guarantee by the Company is triggered by default of a franchisee in their lease commitment. Generally, these guarantees also extend to payments of taxes and other normal expenses payable under these leases, the amounts of which are not readily quantifiable.

(7)    LEGAL PROCEEDINGS

         The Company and its optical subsidiaries have been sued by the State of California, which alleges claims for various statutory violations related to the operation of 24 Pearle Vision Centers in California. The claims include untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises of a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships between dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief. Although the State of California obtained a preliminary injunction to enjoin certain advertising practices and from charging dilation fees in July 2002, the terms of the injunction have not had and are not expected to have any material effect on the Company's operations. In addition, both the State and the Company have appealed the preliminary injunction. The injunction is not expected to have a material effect on the Company's operations. Although the Company believes it is in compliance with California law and intends to continue to defend the issues raised in the case vigorously, it may be required to further modify its activities or might be required to pay damages and or restitution in currently undeterminable amount if it is not successful, the cost of which, as well as continuing defense costs, might have a material adverse effect on the Company's operating results and cash flow in one or more periods.

         Things Remembered, Inc. is in the process of settling a class action complaint in California alleging that the putative class (alleged to include 200 members) were improperly denied overtime compensation in violation of California law. The action sought unspecified damages, interest, restitution, as well as declaratory and injunctive relief and attorneys' fees. On February 3, 2003, Things Remembered and the plaintiffs reached an agreement to resolve the lawsuit for $562,500. The settlement is subject to court approval. A liability of $562,500 was recorded in the fourth quarter of 2002.

         Cole National Corporation is defending a purported class action lawsuit alleging claims for various violations of federal securities laws related to the Company's publicly reported revenues and earnings. The action which proposes a class period of March 23, 1999 through November 26, 2002 and names the Company and certain present and former officers and directors, seeks unspecified compensatory damages, punitive damages "where appropriate", costs, expenses and attorneys' fees. Following the Company's announcement in November 2002 of the restatement of the Company's financial statements (see Note 8 of the Notes to Consolidated Financial Statements), the Securities and Exchange Commission began an inquiry into the Company's previous accounting. The course of this or further litigation or investigations arising out of the restatement of the Company's financial statements cannot be predicted. In addition, under certain circumstances the Company would be obliged to indemnify the individual current and former directors and officers of the Company who are named as defendants in litigation or who are or become involved in an investigation. The Company believes it has insurance that should be available with respect to litigation and any indemnification obligations. However, if the Company is unsuccessful in defending against any such litigation, and if its insurance coverage is not available or is insufficient to cover its expenses, indemnity obligations and liability, if any, the litigation and/or investigation may have a material adverse effect on the Company's financial condition, cash flow and results of operations.

         The Company has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants' use of bar code technology. The Company believes it has available defenses and does not expect any liability. However, if the Company were to be found liable for an infringement, it might have a material adverse effect on our operating results and cash flow in the period incurred.

         In the ordinary course of business, the Company is involved in various other legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.


(8)    RESTATEMENT

         Subsequent to the issuance of the Company's consolidated financial statements for the second quarter of fiscal 2002, the Company determined it needed to restate its previously issued financial statements for numerous items, each of which was an "error" within the meaning of Accounting Principles Board Opinion No. 20, "Accounting Changes". In addition to the restatement of its annual financial statements, the Company has also restated its previously issued quarterly financial statements for fiscal years 2002 and 2001.

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

Valuation of Long-lived Assets. Historically, the Company did not consider certain mature stores with negative cash flows in its asset impairment tests. In addition, in testing for SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), the Company did not allocate goodwill to the respective stores. As part of the restatement, the Company applied a methodology which includes all mature stores in its asset impairment tests and includes an allocation of goodwill for years prior to fiscal 2002. The restated financial statements also reflect the recognition of losses on the disposal of fixed assets in the appropriate periods. Additional adjustments were made to record depreciation expense for certain depreciable fixed assets which were not previously being depreciated. Also included is an adjustment to record capital lease assets and the corresponding lease obligation for leases that had previously been accounted for as operating leases.

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

Summary. This Form 10-Q for the quarterly period ended November 2, 2002 is being filed at the completion of the restatement process, and at the same time as the filing of the Company's Form 10-K for the fiscal year ended February 1, 2003. The comparative financial information for the prior year set forth in the financial statements of this Form 10-Q have been restated.

CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 2, 2002


                                                                As
                                                            Previously
                                                             Reported         Adjustments      As Restated
                                                            ----------        -----------      -----------
                                                                         (Dollars in thousands)
ASSETS
Current assets:
    Cash                                                    $  63,656         $    (238)        $  63,418
    Accounts receivable, less allowances                       39,544             1,755            41,299
    Current portion of notes receivable                         2,825              (102)            2,723
    Inventories                                               111,098             8,105           119,203
    Refundable income taxes                                       502              (502)             --
    Prepaid expenses and other                                 22,613             6,400            29,013
    Deferred income tax benefits                                  430            26,731            27,161
                                                            ---------         ---------         ---------
        Total current assets                                  240,668            42,149           282,817

Property and equipment, at cost                               291,148             7,770           298,918
    Less - accumulated depreciation and amortization         (169,851)          (10,685)         (180,536)
                                                            ---------         ---------         ---------
        Total property and equipment, net                     121,297            (2,915)          118,382


Notes receivable, excluding current portion,
   less allowances                                              3,899               810             4,709
Deferred income taxes and other assets                         49,371            16,475            65,846
Other intangibles, net                                           --               3,004             3,004
Tradenames, net                                                42,992               --             42,992
Goodwill, net                                                 103,552           (18,009)           85,543
                                                            ---------         ---------         ---------
                                                            $ 561,779         $  41,514         $ 603,293
                                                            =========         =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current portion of long-term debt                       $      54         $     175         $     229
    Accounts payable                                           57,242             7,621            64,863
    Payable to affiliates, net                                 73,548            11,929            85,477
    Accrued interest                                            6,130               210             6,340
    Accrued liabilities and deferred revenues                  78,725            13,599            92,324
    Accrued income taxes                                          546              (173)              373
    Deferred revenue                                             --              35,401            35,401
                                                            ---------         ---------         ---------
        Total current liabilities                             216,245            68,762           285,007

Long term debt, net of discount and current portion           274,318               256           274,574
Deferred revenue, long-term                                      --              11,049            11,049
Other long term liabilities                                    12,040             5,879            17,919

Stockholder's equity                                           59,176           (44,432)           14,744

                                                            ---------         ---------         ---------
    Total liabilities and stockholder's equity              $ 561,779         $  41,514         $ 603,293
                                                            =========         =========         =========

FOR THE QUARTER ENDED NOVEMBER 3, 2001

                                                             As Previously
                                                                Reported         Adjustments       As Restated
                                                             -------------      ------------      -------------
                                                                               (In thousands)

Net revenue                                                     $ 261,488         $   1,861         $ 263,349

Cost and expenses:
     Cost of goods sold                                            86,906               488            87,394
     Operating expenses                                           172,111             3,524           175,635
     Goodwill and tradename amortization                            1,435              (183)            1,252
                                                                ---------         ---------         ---------
          Total costs and expenses                                260,452             3,829           264,281
                                                                ---------         ---------         ---------

Operating income (loss)                                             1,036            (1,968)             (932)

Interest and other (income) expense:
     Interest expense                                               6,907               262             7,169
     Interest and other (income)                                     (189)             (343)             (532)
                                                                ---------         ---------         ---------
          Total interest and other (income) expense, net            6,718               (81)            6,637
                                                                ---------         ---------         ---------

Income (loss) before income taxes                                  (5,682)           (1,887)           (7,569)

Income tax provision (benefit)                                     (3,978)           (4,387)           (8,365)
                                                                ---------         ---------         ---------

Net income (loss)                                               $  (1,704)        $   2,500         $     796
                                                                =========         =========         =========

FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001

                                                              As Previously
                                                                 Reported        Adjustments       As Restated
                                                              -------------     -------------     -------------
                                                                                (In thousands)

Net revenue                                                     $ 805,127         $   5,330         $ 810,457

Cost and expenses:
     Cost of goods sold                                           264,706            (2,106)          262,600
     Operating expenses                                           517,434             9,737           527,171
     Goodwill and tradename amortization                            4,333              (575)            3,758
                                                                ---------         ---------         ---------
          Total costs and expenses                                786,473             7,056           793,529
                                                                ---------         ---------         ---------

Operating income (loss)                                            18,654            (1,726)           16,928

Interest and other (income) expense:
     Interest expense                                              20,671               445            21,116
     Interest and other (income)                                   (1,440)           (1,277)           (2,717)
                                                                ---------         ---------         ---------
          Total interest and other (income) expense, net           19,231              (832)           18,399
                                                                ---------         ---------         ---------

Income (loss) before income taxes                                    (577)             (894)           (1,471)

Income tax provision                                                 (404)           (1,222)           (1,626)
                                                                ---------         ---------         ---------

Net income (loss)                                               $    (173)        $     328         $     155
                                                                =========         =========         =========

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

OVERVIEW

         Cole National, primarily through the subsidiaries owned by its direct subsidiary, Cole National Group, Inc., is a leading provider of optical products and services and personalized gifts. The Company sells its products and services through 2,509 company-owned retail locations and 447 franchised locations in 50 states, Canada and the Caribbean.

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

RESULTS OF OPERATIONS

         The following schedule sets forth certain operating information for the third quarter and first nine months fiscal 2002 and fiscal 2001. This schedule and subsequent discussions should be read in conjunction with the consolidated financial statements included in this Form 10-Q.

                                                          Third Quarter                             First Nine Months
                                                    ------------------------                   ------------------------
                                                       2002          2001        Change            2002         2001        Change
                                                    ----------    ----------   ----------      -----------   ----------    ---------
                                                      (Dollars in millions)                       (Dollars in millions)
Net revenue:
    Cole Vision                                        $221.8        $210.4        5.4 %         $672.8       $630.6          6.7 %
    Things Remembered                                    53.7          53.0        1.3            180.5        179.9          0.3
                                                    ----------    ----------                 -----------   ----------
        Total net revenue                              $275.5        $263.4        4.6 %         $853.3       $810.5          5.3 %

Gross margin:
    Cole Vision                                        $143.8        $136.8        5.1 %         $442.4       $417.7          5.9 %
    Things Remembered                                    39.7          39.2        1.3            132.2        130.2          1.5
                                                    ----------    ----------                 -----------   ----------
        Total gross margin                             $183.5        $176.0        4.3 %         $574.6       $547.9          4.9 %

Operating expenses:
    Cole Vision                                        $137.7        $133.4        3.2 %         $420.1       $399.3          5.2 %
    Things Remembered                                    42.4          39.8        6.5            126.9        120.6          5.2
    Unallocated corporate expense                         3.6           2.5       44.0              8.6          7.3         17.8
                                                    ----------    ----------                 -----------   ----------
        Total operating expense                        $183.7        $175.7        4.6 %         $555.6       $527.2          5.4 %

Goodwill and tradename amortization
    Cole Vision                                        $    -        $  1.1     (100.0)%         $    -       $  3.1       (100.0)%
    Things Remembered                                       -           0.2     (100.0)               -          0.7       (100.0)
                                                    ----------    ----------                 -----------   ----------
        Total goodwill and tradename amortization      $    -        $  1.3     (100.0)%         $    -       $  3.8       (100.0)%

Operating income (loss):
    Cole Vision                                        $  6.1        $  2.3      165.2 %         $ 22.3       $ 15.3         45.8 %
    Things Remembered                                    (2.7)         (0.8)     237.5              5.3          8.9        (40.4)
    Unallocated corporate expenses                       (3.6)         (2.5)      44.0             (8.6)        (7.3)        17.8
                                                    ----------    ----------                 -----------   ----------
        Total operating income (loss)                  $ (0.2)       $ (1.0)     (80.0)%         $ 19.0       $ 16.9         12.4 %
                                                    ==========    ==========                 ===========   ==========

Percentage of net revenue:
    Gross margin                                         66.6 %        66.8 %     (0.2)            67.3 %       67.6 %       (0.3)
    Operating expenses                                   66.7          66.7        0.0             65.1         65.0          0.1
    Goodwill and tradename amortization                     -           0.5       (0.5)               -          0.5         (0.5)
                                                    ----------    ----------                 -----------   ----------
        Operating income (loss)                          (0.1)%        (0.4)%      0.3              2.2 %        2.1 %        0.1
                                                    ==========    ==========                 ===========   ==========


Number of retail locations at the end
    of the period
        Cole Licensed Brands                            1,313         1,279
        Pearle company-owned                              415           430
        Pearle franchised                                 447           423
                                                    ----------    ----------
            Total Cole Vision                           2,175         2,132
        Things Remembered                                 781           790
                                                    ----------    ----------
            Total Cole National                         2,956         2,922
                                                    ==========    ==========

         As used in Item 2 of this Form 10-Q, same-store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and does not reflect provisions for returns and remakes and certain other items. The Company's current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made for these items on an aggregate basis. As a retailer, the Company believes that a measure of same-store sales performance is important for understanding its operations. The Company calculates same-store sales for stores opened for at least twelve months. A reconciliation of same-store sales to revenue is presented below in the section "Reconciliation of Same-Store Sales Growth." Same-store sales growth follows:

                                                                  2002
                                            -------------------------------------------------
                                              Third Quarter                First Nine Months
                                            -------------------            ------------------

Cole Licensed Brands (U.S.)                        6.5%                          5.2%
Pearle company-owned (U.S.)                        2.0%                          4.8%
     Total Cole Vision                             4.7%                          4.7%
Things Remembered                                 (1.4)%                        (1.9)%
     Total Cole National                           3.4%                          3.1%
Pearle franchise stores (U.S.)                    (1.8)%                         1.6%

         Same-store sales for Pearle U.S. franchise stores is a non-GAAP financial measure that is provided for comparative purposes only. The Company believes that its franchisees' method of reporting sales is consistent on a year-to-year basis.

THIRD QUARTER FISCAL 2002 COMPARED TO THIRD QUARTER FISCAL 2001

CONSOLIDATED OPERATIONS

         Total revenues were $275.5 million in the third quarter of fiscal 2002, compared with $263.4 million in the same period of fiscal 2001. Total revenues increased 4.6% in the third quarter, primarily attributable to a 3.4% increase in same-store sales, an increase in the number of Target Optical stores open, and an increase in revenues from managed vision care programs.

         Gross margin was $183.5 million in the third quarter of fiscal 2002, compared with $176.0 million in the same period of fiscal 2001, an increase of 4.3%. The gross margin dollar increase was primarily attributable to improvements in net revenue at Cole Vision. The gross margin rate for the third quarter was 66.6%, compared to 66.8% for the third quarter 2001. The decline was attributable to lower gross margin percents at Cole Vision, partially offset by a small gross margin rate improvement at Things Remembered.

         Operating expenses were $183.7 million in the third quarter of fiscal 2002, compared with $175.7 million in the same period of fiscal 2001, an increase of 4.6%. The increase in operating expenses was primarily due to costs incurred to support the increase in net revenue and the number of Target Optical stores opened in the past twelve months. As a percentage of net revenue, operating expenses were the same as the third quarter 2001. Executive severance costs of $0.7 million and expenses totaling $0.3 million associated with the closing of the corporate office and relocating it to the Company's facility in Twinsburg, Ohio, were the primary reasons for the increase in corporate expense. In addition, the Company reversed expense accruals related to benefits and legal costs totaling $0.4 million in fiscal 2001 due to favorable experience. This reversal of expense was not repeated in the third quarter of fiscal 2002. Operating expenses at Things Remembered increased $2.6 million on a sales increase of $0.7 million. Higher costs of rent and occupancy, resulting from increases in insurance, taxes and other common area charges were the primary reasons for the increase. These increases were offset by lower operating expense percent at Cole Vision, primarily at Target Optical. Results at Target Optical improved as the focus changed from an aggressive growth rate in store openings to measured growth and improved operations. Operating expenses as a percent of sales also improved at Cole Managed Vision, due to reductions in the cost per claim processed.

         The Company adopted SFAS 142, "Goodwill and Other Intangible Assets", (SFAS 142), in the first quarter of fiscal 2002. SFAS 142 requires that goodwill and certain intangibles deemed to have indefinite lives no longer be amortized, but instead, will be subject to annual reviews for impairment. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. The Company recorded a $1.3 million goodwill and tradename amortization charge in the third quarter of fiscal 2001.

         Operating loss was $0.2 million in the third quarter of fiscal 2002, compared to an operating loss of $1.0 million in the same period of fiscal 2001. Improvements at Cole Vision and the cessation of goodwill and tradename amortization were partially offset by a decline in operating income at Things Remembered and the increase in corporate expenses mentioned above.

         Interest and other (income) expense, net, decreased $0.2 million compared to the same period in fiscal 2001 primarily because of lower interest expense from the May 2002 refinancing. Cole National Group issued $150.0 million of 8-7/8% Senior Subordinated Notes due 2012 and used the proceeds to retire $150.0 million 9-7/8% Senior Subordinated Notes due 2006. The issuance and retirement will reduce cash interest expense by $1.5 million on an annual basis.

         The difference between the statutory tax rate and the higher effective tax rates in each fiscal year is primarily due to the provision for state income taxes, the provision for valuation allowances related to deferred tax assets for charitable contributions carryforwards, foreign income, other nondeductible items, and in 2001 goodwill amortization.

COLE VISION SEGMENT

         Cole Vision revenues were $221.8 million in the third quarter of fiscal 2002, compared with $210.4 million in the comparable period of fiscal 2001, an increase of 5.4%. Same-store sales for the third quarter of fiscal 2002 increased 6.5% at Cole Licensed Brands and 2.0% at Pearle Vision company-owned stores. Same-store sales reflected an increase in the average spectacle selling price and an increase in transactions.

         Gross margin as a percentage of net revenue decreased by 0.2 percentage points at Cole Vision and was impacted by the continuation of a program to price contact lenses more competitively in order to gain market share, and increase in product sold to Pearle franchisees. Partially offsetting these factors were the increase in average spectacle selling price and growth in managed vision care claims and fee revenue. Product sales to franchisees carry a lower margin but offer benefits for the Company, including helping franchise same-store sales and producing a more uniform merchandise assortment and consistent brand look across all stores.

         Operating expenses were 3.2% higher at Cole Vision in the third quarter of fiscal 2002. Revenue growth of $11.4 million was the primary reason for the increase. Operating expenses as a percent of sales decreased 1.3% in the third quarter, resulting primarily from operating improvements and the change from fixed to percentage rent at Target Optical.

         Operating income at Cole Vision improved to $6.1 million in the third quarter of fiscal 2002, compared with $2.3 million in the comparable period of fiscal 2001. Increases in revenue and the operating efficiencies at Target Optical were the primary reasons for the improvement. In addition, the cessation of goodwill and tradename amortization in fiscal 2002 resulted in $1.1 million of improved operating income.

THINGS REMEMBERED SEGMENT

         Things Remembered sales were $53.7 million in the third quarter of fiscal 2002, compared with $53.0 million in the comparable period of fiscal 2001, a 1.3% increase. Same-store sales declined 1.4% as fewer transactions offset the increase in average selling price resulting from sales of new merchandise at higher average unit prices, higher revenue from merchandise personalization, and less merchandise sold at clearance prices.

         Gross margin as a percent of net revenue increased 0.1% in the third quarter of fiscal 2002 compared to the comparable period of fiscal 2001.

         Operating expenses at Things Remembered increased $2.6 million on a sales increase of $0.7 million. Higher costs of rent and occupancy, resulting from increases in insurance, taxes and other common area charges were the primary reason. These charges are generally variable and can increase as mall ownership and or tenant occupancy rates change. Costs of marketing were also higher due to efforts to increase sales in a difficult retail environment. Costs of store payroll also grew at a slightly higher rate then the increase in sales, due to higher wage rate and benefit costs.

         Operating loss for the third quarter of 2002 was $2.7 million compared to a loss of $0.8 million in the comparable period of 2001. Higher costs of rent, occupancy, store payroll and marketing rising faster than the increase in revenue, were the primary reasons for the increase in operating loss.

FIRST NINE MONTHS FISCAL 2002 COMPARED TO FIRST NINE MONTHS FISCAL 2001

CONSOLIDATED OPERATIONS

         Total revenue was $853.3 million for the first nine months of fiscal 2002, compared to $810.5 million for the comparable period of fiscal 2001. Total revenue increased 5.3% during this period, primarily attributable to a 3.1% increase in same-store sales, an increase in the number of Target Optical stores open, and an increase in Cole Managed Vision revenues.

         Gross margin increased $26.7 million, or 4.9% in the first nine months of fiscal year 2002 compared to the same period a year ago. The gross margin dollar increase was primarily attributable to improvements in net revenue at Cole Vision. The gross margin rate decreased to 67.3% in fiscal 2002 from 67.6% in fiscal 2001 due to a 0.5 percentage point decrease at Cole Vision offset by a
0.9 percentage point margin improvement at Things Remembered. The decline in gross margin rate at Cole Vision was attributable to the same factors affecting gross margin in the third quarter. The improvement in gross margin rate at Things Remembered was due to a change in sales mix to higher-end products.

         Operating expenses increased $28.4 million, or 5.4% for the first nine months of fiscal 2002 compared to the same period in fiscal 2001. The increase in operating expenses was primarily due to costs incurred to support the increase in net revenue and the number of Target Optical stores opened in the past twelve months. For the first nine months, operating expenses as a percentage of net revenue were slightly higher than the comparable period last year. Improvements at Cole Vision were offset by higher operating costs at Things Remembered. For the first nine months of fiscal 2002, operating costs at Things Remembered increased $6.3 million on a total revenue increase of $0.6 million. Higher costs of rent and occupancy resulting from increases in insurance, taxes and other common area charges, as well as increased costs of store payroll and marketing were the primary reasons for the increase. Corporate expenses were also higher in the first nine months of fiscal 2002, compared to the comparable period of 2001. Executive severance costs of $0.7 million and expenses totaling $0.3 million associated with the closing of the corporate office and relocating it to the Company's facility in Twinsburg, Ohio were the primary reasons for the increase in corporate expense.

         The Company adopted SFAS 142 in the first quarter of fiscal 2002. SFAS 142 requires that goodwill and certain intangibles deemed to have indefinite lives no longer be amortized, but instead, will be subject to annual reviews for impairment. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. The Company recorded a $3.8 million goodwill and tradename amortization charge for the first nine months of fiscal 2001.

         Operating income for the first nine months of fiscal 2002 was $19.0 million, compared with $16.9 million for the comparable period of fiscal 2001, a 12.4% improvement. The $2.1 million improvement in operating income for the first nine months reflected the elimination of goodwill and tradename amortization from adopting SFAS 142 and improved operating earnings at Cole Vision. These were partially offset by lower operating earnings at Things Remembered and the increase in corporate expenses discussed above.

         For the first nine months of fiscal 2002, interest and other (income) expense, net was $0.9 million higher than the comparable period of fiscal 2001. The Company recorded lower interest income from franchise receivables and from temporary investments of excess cash. In addition, the Company recorded a $0.7 million gain from the sale of a Dallas, Texas office facility in the first quarter of fiscal 2001. Partially offsetting this was the reduction of interest expense in fiscal 2002 from the refinancing of the Company's $150.0 million Senior Subordinated Notes. See Note 3 for further information regarding this transaction.

         The difference between the statutory tax rate and the higher effective tax rates in each fiscal year is primarily due to the provision for state income taxes, the provision for valuation allowances related to deferred tax assets for charitable contributions carryforwards, foreign income, other nondeductible items, and in 2001 goodwill amortization.

         The results for the first nine months of fiscal 2002 include an extraordinary loss on early extinguishment of debt of $7.2 million, net of an income tax benefit of $3.9 million. The extraordinary charge represents payment of premiums and other costs of retiring Cole National Group's 9-7/8% Senior Subordinated Notes due 2006 and the write-offs of unamortized discount and deferred financing fees. See the section below entitled "Liquidity and Capital Resources" and Note 3 of the Notes to Consolidated Financial Statements for more information regarding the early extinguishment of debt.

COLE VISION SEGMENT

         Cole Vision revenues were $672.8 million for the first nine months of fiscal 2002, compared with $630.6 million for the comparable period of fiscal 2001. Same-store sales for the first nine months of fiscal 2002 increased in all retail vision brands, despite the difficult retail environment. Cole Licensed Brands and Pearle Vision company-owned locations increased same-store sales by 5.2% and 4.8%, respectively. Same-store sales reflected an increase in the average spectacle selling price and strong transaction increases at Target Optical. Same-store sales increases also reflected strong first quarter transaction increases at Pearle Vision.

         Gross margin rate decreased 0.5% for the first nine months of fiscal 2002, compared to the comparable period in fiscal 2001. The decrease in the nine month gross margin rate at Cole Vision was attributable to the same factors affecting third quarter gross margin discussed above.

         Operating expenses were 5.2% higher at Cole Vision in the first nine months of fiscal 2002 compared to the comparable period in fiscal 2001. Revenue growth of $42.2 million was the primary reason for the increase. Operating expenses as a percent of sales declined 0.9% in the first nine months, resulting primarily from operating improvements at Cole Managed Vision and Pearle Vision. Operating expenses at Cole Managed Vision declined as a percent of sales in the first nine months of fiscal 2002 compared to the comparable period the prior year due to the reduction of processing fees paid to Met Life as claims processing was converted to the Company's internal systems at a lower cost per claim. Improvements at Pearle Vision were due to lower costs of advertising, due to lower national media spending.

         Operating income at Cole Vision improved to $22.3 million for the first nine months of fiscal 2002, compared to $15.3 million for the comparable period of fiscal 2001. Improved operating earnings at Pearle Vision resulting from higher revenues and lower advertising expenses, improvements in the processing cost per claim at Cole Managed Vision, and the cessation of goodwill and tradename amortization were the primary reasons for the increase. Goodwill and tradename amortization at Cole Vision totaled $3.1 million during the first nine months of fiscal 2001.

THINGS REMEMBERED SEGMENT

         Things Remembered sales were $180.5 million for the first nine months of fiscal 2002, compared with $179.9 million for the comparable period of fiscal 2001. Same-store sales declined 1.9% as fewer transactions offset the increase in average selling price resulting from sales of new merchandise at higher average unit prices, higher revenue from merchandise personalization, and less merchandise sold at clearance prices.

         The gross margin rate increased 0.9% at Things Remembered for the first nine months of fiscal 2002 compared to the comparable period of fiscal 2001. The increase in gross margin rate was primarily attributable to a change in sales mix to higher end product.

         Operating expenses were 5.2% higher at Things Remembered in the first nine months of fiscal 2002 compared to the comparable period in fiscal 2001. The increase in operating expenses, coupled with a 0.3% increase in sales, resulted in higher operating expense percent of 3.3%. Higher costs of rent and occupancy, resulting from increases in insurance, taxes, and other common area charges were the primary reason for the increase. Costs of marketing were also higher due to efforts to increase sales in a difficult retail environment. Costs of store payroll also grew at a slightly higher rate then the increase in sales, due to higher wage rate and benefit costs.

         Operating income decreased to $5.3 million for the first nine months of fiscal 2002, compared to $8.9 million in the comparable period of fiscal 2001. Higher rent, occupancy, store payroll and marketing costs rising faster than the revenues were the primary causes of the reduction in operating income.

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

                                                     2002
                                       -------------------------------
                                       Third Quarter       Nine Months
                                       -------------       -----------
                                            (Dollars in thousands)

Current year same-store sales            $ 237,824          $ 736,790
Prior year same-store sales                230,108            714,585
Percent Change                                 3.4%               3.1%

Current year same-store sales              237,824            736,790

Adjustment for:
   Sales at new and closed stores            7,212             24,140
   Extended warranties                        (781)            (2,932)
   Order vs. customer receipt                1,428              1,066
   Returns, remakes and refunds             (1,183)            (1,489)
   Other                                      (107)              (113)
                                         ---------          ---------
        Store sales                        244,393            757,462

Nonstore revenues                           38,104            117,796

Intercompany eliminations                   (6,996)           (21,926)
                                         ---------          ---------

GAAP Basis Net Revenue                   $ 275,501          $ 853,332
                                         =========          =========


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity is funds provided from the operations of its operating subsidiaries. In addition, as of November 2, 2002, the Company and its operating subsidiaries had a working capital commitment of $75.0 million. Availability under the credit facility totaled $62.7 million, after reduction for commitments under outstanding letters of credit. There were no working capital borrowings outstanding at any time during the first nine months of fiscal 2002 or fiscal 2001. The Company and its principal operating subsidiaries are in compliance with all credit facility covenants as of November 2, 2002.

         The credit facility, which is guaranteed by Cole National Corporation and the Company, requires the Company and its principal operating subsidiaries to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the Company to comply with certain financial covenants, including covenants regarding minimum interest coverage and maximum leverage.

         On May 22, 2002, the Company issued $150.0 million of 8-7/8% Senior Subordinated Notes due 2012. The notes are unsecured and mature on May 15, 2012. Net proceeds from the notes offering, together with cash on hand, were used to retire $150.0 million of 9-7/8% Senior Subordinated Notes due 2006 and pay premium and other costs associated with retiring those notes. An extraordinary loss on early extinguishment of debt of $7.2 million, which is net of an income tax benefit of $3.9 million, representing the payment of premiums and other costs of retiring the notes and write-offs of unamortized discount and deferred financing fees, was recorded in the second quarter of fiscal 2002.

         The indentures pursuant to which the 8-5/8% notes and the 8-7/8% notes were issued contain certain optional and mandatory redemption features and other financial covenants, including restrictions on the ability of the Company to incur additional indebtedness, pay dividends or make other restricted payments to Cole National Corporation. The indentures also permit payments to Cole National Corporation for certain tax obligations and for administrative expenses not to exceed 0.25% of net sales. See Note 3 of the Notes to Consolidated Financial Statements. The Company may from time to time purchase its outstanding notes in the open market or refinance them depending on capital market conditions.

         No significant principal payment obligations are due under the Company's outstanding indebtedness until 2007 when the $125.0 million Senior Subordinated debt is due. The ability of Cole National Corporation and its subsidiaries to satisfy their obligations will be primarily dependent upon the future financial and operating performance of the subsidiaries and upon the Company's ability to renew or refinance borrowings or raise additional capital through equity financing or sales of assets.

         Operations for the first nine months provided $22.1 million of cash in fiscal 2002 compared with $7.3 million in fiscal 2001. Changes in working capital resulted in a use of funds of $5.3 million in fiscal 2002, compared to a use of funds of $21.9 million in fiscal 2001. Changes in accounts payable and other liabilities resulted in a source of cash of $16.4 million in fiscal 2002 compared to a use of funds of $11.4 million in fiscal 2001. The benefit of the increase in payables and other liabilities was due to timing of purchases and payments and increases in deferred warranties. Changes in receivable and other assets resulted in a use of funds of $5.4 million compared to a source of funds of $5.2 million in fiscal 2001. The increase in receivables was due to increases in sales and corresponding receivables at Cole Vision. Results of operations, lower depreciation and amortization and non-cash interest charges provided lower funds from operations.

         Net cash from investing activities resulted in a use of funds of $38.3 million for the first nine months of fiscal 2002 compared to a use of funds totaling $29.2 million in the comparable period of fiscal 2001. Capital expenditures, which accounted for most of the cash used for investing, were $33.3 million and $27.3 million in fiscal 2002 and fiscal 2001, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores, including the Target Optical expansion, and remodeling of existing stores. Expenditures for systems development costs totaled $3.7 million and $5.8 million for the first nine months of fiscal 2002 and fiscal 2001, respectively. In fiscal 2001, net proceeds of $4.7 million were received from the sale of a Dallas office facility. The Company used $0.7 million for contingent payments in connection with the prior acquisition of MetLife's managed vision business.

         Net cash used for financing activities totaled $25.9 million for the first nine months of fiscal 2002, compared to a source of funds totaling $6.6 million for the comparable period of fiscal 2001. In May 2002, Cole National Group, Inc., issued $150.0 million of 8-7/8% Senior Subordinated Notes due May 2012. The net proceeds of this issuance and cash on hand were used to retire all of Cole National Group's $150.0 million 9-7/8% Senior Subordinated Notes due 2006. Finance fees and early repayment of the 9-7/8% notes resulted in a net cash usage of $14.2 million. See Note 3 for further information regarding this transaction. Advances to affiliates totaled $5.1 million in fiscal 2002, compared to $5.8 million in fiscal 2001.

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

         Changes in overdraft balances resulted in a use of funds of $6.3 million in fiscal 2002 compared to a source of funds of $12.6 million in fiscal 2001. The decrease was due to the timing of payments.

          The Company's primary source of liquidity, other than cash on hand, is the working capital line of credit discussed above and in Note 4 of the Notes to Consolidated Financial Statements. This facility has been extended until May 31, 2006 and supports $12.3 million of standby letters of credit that are renewable annually.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement were effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS 146 on January 1, 2003. The adoption will have no effect on the Company's financial position or operations.

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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company will adopt the fair value recognition provision of this interpretation for guarantees issued or modified after December 31, 2002. The disclosure provisions of the interpretation will be adopted for the year ended February 1, 2003.

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

         Cole National Corporation is defending a purported class action lawsuit alleging claims for various violations of federal securities laws related to the Company's publicly reported revenues and earnings. The action, which proposes a class period of March 23, 1999 through November 26, 2002 and names the Company and certain present and former officers and directors as defendants, seeks unspecified compensatory damages, punitive damages "where appropriate", costs, expenses and attorneys fees. The Company believes it has insurance that should be available with respect to litigation and any indemnification obligations. However, if the Company is unsuccessful in defending against any such litigation, and if its insurance coverage is not available or is insufficient to cover its expenses, indemnity obligations and liability, if any, the litigation and/or investigation may have a material adverse effect on the Company's financial condition, cash flow and results of operations.

         The Company has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants' use of bar code technology. The Company believes it has available defenses and does not expect any liability. However, if the Company were to be found liable for an infringement, it might have a material adverse effect on our operating results and cash flow in the period incurred.

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

         During the third quarter of 2002, the Company entered into an interest rate swap agreement to take advantage of favorable market interest rates. These agreements require the Company to pay an average floating interest rate based on six month LIBOR plus 4.5375% to a counter party while receiving a fixed rate on $50.0 million of the Company's $125.0 million 8-5/8% Senior Subordinated Notes due 2007. The agreements mature August 15, 2007 and qualify as fair value hedges. The LIBOR rate is reset in arrears. For the third quarter, the market rate for six month LIBOR was 1.57438% which resulted in a rate of 6.1190% applied from the inception date of the swaps through November 2, 2003.

         A change in six-month LIBOR would effect the interest cost associated with the $50.0 million notional value of the swap. A 50% change (approximately 79 basis points) in the market rates of interest for six month LIBOR as compared to the 6.1190% rate in effect for the third quarter of 2002 would increase the Company's annual interest cost by $0.4 million.

         In addition, the Company is exposed to changes in the fair value of our debt portfolio, primarily resulting from the effects of changes in interest rates. The Company utilizes interest rate swaps to manage its exposure. Management believes that its use of these financial instruments is in the Company's best interest. The Company does not enter into financial instruments for trading purposes.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      From time to time during the ordinary course of business, the Company may be threatened with, or may become a party to, a variety of legal actions and other proceedings incidental to its business.

      A complaint was filed in the Superior Court of California, county of San Diego against Cole National Corporation, its affiliates and certain of its officers by the Attorney General of the State of California on February 14, 2002 and amended on February 22, 2002. The case, State of California v. Cole National Corporation, et al., alleges claims for various statutory violations related to the operation of 24 Pearle Vision Centers in California. The claims include untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises of a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships between dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief. Although the State of California obtained a preliminary injunction to enjoin certain advertising practices and the charging of dilation fees in July 2002, the terms of the injunction have not had and are not expected to have a material effect on the Company's operations. In addition, both the State and the Company have appealed the preliminary injunction. Although we believe we are in compliance with California law and intend to continue to defend the issues raised in the case vigorously, the case is in its early stages and we cannot predict with certainty its outcome or costs.

      A class action complaint was filed on August 14, 2002 in the Superior Court of San Francisco, California, against Things Remembered by a purported class of approximately 200 employees of Things Remembered alleging that the members of the putative class were improperly denied overtime compensation in violation of California law. The action sought unspecified damages, interest, restitution, as well as declaratory and injunctive relief and attorneys' fees. On February 3, 2003, Things Remembered and the plaintiffs reached an agreement to resolve the lawsuit for $562,500. The settlement is subject to court approval.


      A class action complaint was filed on December 6, 2002 in the United States District Court for the Northern District of Ohio against Cole National Corporation and certain present and former officers and directors by a purported class of shareholders of the Company alleging claims for various violations of federal securities laws related to Cole National Corporation's publicly reported revenues and earnings. The action, which proposes a class period of March 23, 1999 through November 26, 2002 and names Cole National Corporation and certain present and former officers and directors, seeks unspecified compensatory damages, punitive damages "where appropriate", costs, expenses and attorneys fees. Following the announcement in November 2002 of the restatement of the Company's financial statements, the Securities and Exchange Commission began an inquiry into Cole National Corporation's previous accounting.

      The Company has been named as a defendant, along with numerous other retail companies, in patent infringement litigation in the United States District Court for the District of Arizona, known as Lemelson Medical, Education & Research Foundation, Limited Partnerships v. CompUSA, Inc. et al., No. Civ. 00-0663, which challenges the defendants' use of bar code technology in their retail operations. The Company is participating in a common defense with a number of other defendants. A stay of the proceedings has been sought and was granted, in deference to prior pending declaratory judgment suits brought by the manufacturers and suppliers of the implicated technology seeking to declare the patents in suit not infringed, invalid and unenforceable. The Company likewise intends to oppose the allegations and claims against it.

      See Note 7 of Notes to Consolidated Financial Statements for further discussion of these legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

       99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

                  The Company filed a Form 8-K (Item 5) on December 6, 2002
              announcing that Ron Eilers, President and Chief Operating Officer of Deluxe Corporation (NYSE:DLX), had been appointed to its Board of Directors.

                  The Company filed a Form 8-K (Item 5) on August 9, 2002, which attached a press release announcing the extension of its offer to exchange its 8-7/8% Senior Subordinated Notes due 2012 for its existing 8-7/8% Senior Subordinated Notes due 2012.

                  The Company filed a Form 8-K (Item 5) on November 26, 2002, which attached a press release announcing that the Company determined to restate its previously issued financial statements for the timing of the recognition of revenues earned on the sale of extended warranty contracts.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COLE NATIONAL GROUP, INC.


                            By:/s/ Lawrence E. Hyatt
                               ------------------------------------------------
                                   Lawrence E. Hyatt
                                   Executive Vice President and Chief
                                   Financial Officer (Duly Authorized Officer)


                            By: /s/ Ann M. Holt
                                -----------------------------------------------
                                Ann M. Holt
                                Senior Vice President and Corporate Controller
                                 (Principal Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 16, 2003


                                /s/ Jeffrey A. Cole
                                --------------------------------------------
                                Jeffrey A. Cole
                                Chairman and CEO

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 16, 2003
                           /s/ Lawrence E. Hyatt
                           -----------------------------------------------------
                           Lawrence E. Hyatt
                           Executive Vice President and Chief Financial Officer

                            COLE NATIONAL GROUP, INC.
                                    FORM 10-Q
                         QUARTER ENDED NOVEMBER 2, 2002

                                  EXHIBIT INDEX


Exhibit
Number     Description

99.1+ Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




+  Filed herewith.