Form 10-Q
period 2003-05-03
COLE NATIONAL GROUP INC
filed 2003-06-16
CIK 909492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2003,

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     All of the outstanding capital stock of the registrant is held by Cole National Corporation.

     As of May 31, 2003, 1,100 shares of the registrant’s common stock, $.01 par value were outstanding.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MAY 3, 2003
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	May 3,	May 4,	February 1,
	2003	2002	2003

Assets
Current assets:
Cash and cash equivalents	$29,419	$62,438	$41,962
Accounts receivable, less allowances of $3,396, $4,029 and $3,063 respectively	54,642	45,856	50,462
Current portion of notes receivable	2,219	2,795	4,517
Inventories	134,055	127,674	120,684
Prepaid expenses and other	23,964	27,672	23,958
Deferred income tax benefits	32,166	27,236	32,116

Total current assets	276,465	293,671	273,699

Property and equipment, at cost	323,214	303,469	312,413
Less - accumulated depreciation and amortization	(203,278)	(184,537)	(192,805)

Total property and equipment, net	119,936	118,932	119,608

Notes receivable, excluding current portion, less allowances of $3,058, $4,218 and $3,010, respectively	4,354	3,899	2,180
Deferred income taxes	28,830	20,977	26,026
Other assets	45,469	43,669	45,449
Other intangibles, net	50,654	45,892	50,903
Goodwill, net	85,708	85,549	85,557

Total assets	$611,416	$612,589	$603,422

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$235	$243	$232
Accounts payable	70,990	66,365	67,579
Payable to affiliates, net	80,411	85,301	78,561
Accrued interest	8,479	7,345	7,805
Accrued liabilities	96,719	95,167	91,968
Accrued income taxes	1,476	1,679	516
Deferred revenue	38,613	36,660	37,592

Total current liabilities	296,923	292,760	284,253

Long-term debt, net of discount and current portion	276,781	274,747	276,553
Other long-term liabilities	36,960	18,423	36,498
Deferred revenue, long-term	12,292	11,932	11,559
Stockholder’s equity	(11,540)	14,727	(5,441)

Total liabilities and stockholder’s equity	$611,416	$612,589	$603,422

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Thirteen Week Period Ended

	May 3,	May 4,
	2003	2002

Net revenue	$288,249	$285,441
Costs and expenses:
Cost of goods sold	95,334	93,129
Operating expenses	195,073	183,351

Total costs and expenses	290,407	276,480

Operating income (loss)	(2,158)	8,961

Interest and other (income) expense, net:
Interest expense	6,260	6,991
Interest and other (income), net	(183)	(536)

Total interest and other (income) expense, net	6,077	6,455

Income (loss) before income taxes	(8,235)	2,506
Income tax provision (benefit)	(1,647)	2,585

Net income (loss)	$(6,588)	$(79)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Thirteen Week Period Ended

	May 3,	May 4,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$(6,588)	$(79)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,275	9,014
Deferred income tax provision (benefit)	(2,800)	1,175
Noncash interest, foreign currency exchange (gains) losses and other, net	207	166
Increases (decreases) in cash resulting from changes in operating assets and liabilities:
Accounts and notes receivable, prepaid expenses and other assets	(3,966)	(5,486)
Inventories	(13,103)	(6,113)
Accounts payable, accrued liabilities and other liabilities	21,157	4,409
Accrued interest	674	1,005
Accrued and refundable income taxes	848	1,231

Net cash provided by operating activities	5,704	5,322

Cash flows from investing activities:
Purchases of property and equipment	(7,467)	(6,735)
Systems development costs	(2,170)	(1,283)
Contingent payments for and acquisition of businesses	(3,938)	—
Other, net	—	7

Net cash used for investing activities	(13,575)	(8,011)

Cash flows from financing activities:
Repayment of long-term debt	(57)	(43)
Increase (decrease) overdraft balances	(6,543)	1,916
Advances from (to) affiliates, net	1,849	(140)
Other, net	79	(24)

Net cash (used for) provided by financing activities	(4,672)	1,709

Cash and cash equivalents:
Net decrease during the period	(12,543)	(980)
Balance, beginning of period	41,962	63,418

Balance, end of period	$29,419	$62,438

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

     Cole National Group, Inc. is a wholly owned subsidiary of Cole National Corporation. The condensed consolidated financial statements include the accounts of Cole National Group and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated in consolidation.

     Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 1, 2003 is referred to as “fiscal 2002.” The current fiscal year, which ends January 31, 2004, is referred to as “fiscal 2003.” Fiscal 2003 and fiscal 2002 each consist of 52 weeks.

     The accompanying condensed consolidated financial statements have been prepared without audit and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures herein are adequate to make the information not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of the results to be expected for the full year.

Nature of Operations

     The Company is a specialty service retailer operating in both host and nonhost environments, whose primary lines of business are optical products and services and personalized gifts. The Company sells its products through 2,476 company-owned retail locations and 465 franchised locations in 50 states, Canada, and the Caribbean. In connection with its optical business, the Company is a managed vision care benefits provider and claims payment administrator whose programs provide comprehensive eyecare benefits primarily marketed directly to large employers, health maintenance organizations (HMO) and other organizations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 5).

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

     Significant estimates are required in determining the allowance for uncollectible accounts, inventory reserves, depreciation, amortization and recoverability of long-lived assets, deferred income taxes, remakes and returns allowances, managed vision underwriting results, self-insurance reserves and retirement and post-employment benefits.

Reclassifications

     Certain reclassifications have been made to prior year financial statements and the notes to conform to the current year presentation.

Deferred Revenue

     The Company sells separately priced extended warranty contracts with terms of coverage of 12 and 24 months. Revenues from the sale of these contracts are deferred and amortized over the lives of the contracts, while the costs to service the warranty claims are expensed as incurred. Incremental costs directly related to the sale of such contracts, such as sales commissions and percentage rent, are deferred in prepaid expenses and charged to expense in proportion to the revenue recognized.

     A reconciliation of the changes in deferred revenue from the sale of warranty contracts follows (dollars in thousands):

	May 3,	May 4,	February 1,
	2003	2002	2003

Deferred revenues:
Beginning balance	$49,151	$46,450	$46,450
Warranty contracts sold	14,782	14,434	53,023
Amortization of deferred revenue	(13,028)	(12,292)	(50,322)

Ending balance	$50,905	$48,592	$49,151

Cash Flows

     Net cash flows from operating activities reflect net cash payments for income taxes and payments for interest of $178,000 and $5,301,000, respectively, for the 13 week period ended May 3, 2003, and $127,000 and $5,703,000, respectively, for the 13 week period ended May 4, 2002.

     Overdrafts resulting from outstanding checks at the end of each reporting period are reclassified as current liabilities in either accounts payable or accrued expenses from cash and cash equivalents. This reclassification to accounts payable amounted to $18.1 million, $20.2 million and $28.4 million at May 3, 2003, May 4, 2002 and February 1, 2003, respectively and to accrued expenses amounted to $6.9 million, $7.0 million and $3.2 million at May 3, 2003, May 4, 2002 and February 1, 2003, respectively.

Total Other Comprehensive Income (Loss)

     Total other comprehensive income (loss) for the 13 week periods ended May 3, 2003 and May 4, 2002 is as follows (dollars in thousands):

	Thirteen Week Period Ended

	May 3,	May 4,
	2003	2002

Net income (loss)	$(6,588)	$(79)
Cumulative translation income (loss)	489	107

Total other comprehensive income (loss)	$(6,099)	$28

Stock-Based Compensation

     At May 3, 2003, the Company has various stock-based employee compensation plans which are described more fully in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost for the Company’s various stock option plans is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

     The following table illustrates the pro-forma effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

	Thirteen Week Period Ended

	May 3,	May 4,
(Dollars in thousands)	2003	2002

Net income (loss), as reported	$(6,588)	$(79)
Deductions for total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(446)	(501)

Net income (loss), pro forma	$(7,034)	$(580)

Recently Issued Accounting Standards

     The Financial Accounting Standards Board (FASB) has issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 states that the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board (APB) Opinion 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for classification as an extraordinary item shall be reclassified as operating expenses. The Company adopted SFAS 145 as of the beginning of fiscal 2003. As a result, the loss on early extinguishment of debt reported as an extraordinary item in the second quarter of the year ended February 1, 2003 will be reclassified. The pretax loss from the early extinguishment of debt will be presented as a separate line within interest and other (income) expenses and the related income tax benefit will reduce the reported income tax provision. Other portions of the statement are not applicable to the Company.

     The FASB has also issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 provides guidance for legal obligations arising from the retirement of long-lived assets. SFAS 143 was adopted in fiscal 2003 and did not have a material effect on the Company’s financial position or operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires certain variable interest entities, including certain special purpose entities, to be consolidated by the primary beneficiary if the equity investors in the entity do not have all the essential characteristics of a controlling financial interest or do not have sufficient equity at risk. FIN 46 immediately applies to entities created after January 31, 2003, and at the beginning of the Company’s 2003 third quarter for existing variable interest entities. Management is still assessing the impacts of FIN 46 on its condensed consolidated financial statements. However, it is reasonably possible that the synthetic operating lease for the Highland Heights, Ohio facility will require consolidation under FIN 46. The consolidation will require an additional $2.4 million in assets and liabilities on the consolidated balance sheet.

     In November 2002, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on Issue 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (Issue 02-16). Certain aspects of Issue 02-16 were effective in fiscal 2002, which were adopted and did not have a significant impact on operations. The remaining portion of Issue 02-16 has been adopted in fiscal 2003 and does not have a material effect on the Company’s financial position or operations.

(2) Goodwill and Other Intangible Assets

     Goodwill and tradenames are tested at least annually for impairment and are not amortized. All other intangible assets with finite lives are amortized over their estimated useful economic lives based on management’s estimates of the period that the assets will generate revenue. Other intangible assets consist of (dollars in thousands):

	May, 3	May 4,	February 1,
	2003	2002	2003

Tradename	$49,460	$49,460	$49,460
Noncompete agreements	320	240	240
Contracts	8,847	3,460	8,847
Customer records	9	—	—

	58,636	53,160	58,547
Accumulated amortization	(7,982)	(7,268)	(7,644)

Other intangibles, net	$50,654	$45,892	$50,903

     During the first quarter of fiscal 2003, the Company purchased the operations of three Sears Optical departments in California for a total purchase price of $242,500. The amount allocated to the tangible fixed assets acquired including exam equipment and inventory was $29,500. The remainder of the purchase price was allocated to intangible assets under the provisions of Statement of Financial Accounting Standards No 141, “Business Combinations”. Goodwill related to this transaction was $124,000 and noncompete agreements and customer records totaled $89,000. The additional change in the carrying amount of goodwill was due to foreign currency translation at Cole Vision. The net carrying amount of goodwill at May 3, 2003, by business segment, was $64.3 million at Cole Vision and $21.4 million at Things Remembered.

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

     The 8-5/8% notes and the 8-7/8% notes are general unsecured obligations of the Company, subordinated in right of payment to senior indebtedness of the Company and senior in right of payment to any current or future subordinated indebtedness of the Company. The indentures pursuant to which the 8-5/8% notes and the 8-7/8% notes were issued restrict dividend payments to the Company’s parent. The indentures also contain certain optional and mandatory redemption features and other financial covenants.

     The Company has no significant principal payment obligations under its outstanding indebtedness until 2007, when the $125.0 million 8-5/8% Senior Subordinated Notes are due.

     During the third quarter of fiscal 2002, the Company entered into interest rate swap agreements to take advantage of favorable market interest rates. These agreements require the Company to pay an average floating interest rate based on six-month LIBOR plus 4.5375% to a counter party while receiving a fixed interest rate on a portion of the Company’s $125.0 million 8-5/8% Senior Subordinated Notes due 2007. The counter party is a major commercial bank. The agreements mature August 15, 2007 and qualify as fair value hedges. The aggregate notional amount of the interest rate swap agreements is $50.0 million. At May 3, 2003, the floating rate of swaps was approximately 5.8% and the fair value of the swap agreements was an unrealized gain of approximately $1.1 million. There was no impact to earnings in the first three months of fiscal 2003 due to hedge ineffectiveness.

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

     The credit facility, which is guaranteed by Cole National Corporation and the Company, requires the Company and its principal operating subsidiaries to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the Company to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. On November 25, 2002, the Company received a waiver from the lenders under the credit facility, which expired on December 31, 2002, associated with the restatement of the financial statements. On December 19, 2002, the credit agreement was amended to accommodate anticipated changes due to the restatement. The Company received a waiver dated May 9, 2003 of the maximum leverage coverage test for the fiscal year end 2002 and the first quarter of fiscal 2003. During that waiver period the maximum leverage test was adjusted to accommodate the effect of the restatement on the Company’s financial statements. This waiver will expire on June 30, 2003. The Company is in compliance with the covenants in the credit agreement and has met the waiver conditions. The Company expects to complete a permanent amendment to the credit agreement on or before June 30, 2003. However, there is no assurance that the Company will be successful in its efforts to complete such an amendment. The Company believes that even if it is unsuccessful in its efforts to complete such an amendment, it will have sufficient liquidity from internal and other external sources.

     The credit facility restricts dividend payments to the Company from its subsidiaries to amounts needed to pay interest on the 8-7/8% notes and the 8-5/8% notes, and certain amounts related to taxes, along with up to 0.25% of the Company’s consolidated net revenue annually for other direct expenses of Cole National Corporation or the Company. The credit facility restricts dividend payments to Cole National Group in an aggregate amount not to exceed $50.0 million to allow for the repurchase of Senior Subordinated Notes.

     As of May 3, 2003, the total availability under the credit facility totaled $63.5 million after reduction for commitments outstanding under letters of credit. There were no working capital borrowings under the credit facility outstanding as of May 3, 2003 and May 4, 2002 and there were no borrowings during the first quarter of fiscal 2003 and fiscal 2002.

(5) Segment Information

     Information on the Company’s reportable segments is as follows (dollars in thousands):

	Thirteen Week Period Ended

	May 3,	May 4,
	2003	2002

Net revenue:
Cole Vision	$233,541	$232,970
Things Remembered	54,708	52,471

Total net revenue	$288,249	$285,441

Operating income (loss):
Cole Vision	$9,276	$13,291
Things Remembered	(2,580)	(1,839)

Total segment operating income	6,696	11,452
Unallocated amounts:
Corporate expenses	8,854	2,491

Total operating income (loss)	(2,158)	8,961
Interest and other (income) expense, net	6,077	6,455

Income (loss) before income taxes	$(8,235)	$2,506

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

     The Company guarantees future minimum lease payments for certain store locations leased directly by franchisees. These guarantees totaled approximately $13.6 million, $14.2 million and $13.8 million as of May 3, 2003, May 4, 2002 and February 1, 2003. Generally, these guarantees also extend to payments of taxes and other normal expenses payable under these leases, the amounts of which are not readily quantifiable.

(7) Subsequent Events

     The Company is in the process of settling a class action lawsuit alleging claims for various violations of federal securities laws related to the Company’s publicly reported revenues and earnings. The action, which pleaded claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1993 named the Company and certain present and former officers and directors as defendants, sought unspecified compensatory damages, punitive damages “where appropriate”, costs, expenses and attorneys’ fees. On May 30, 2003, the Company and attorneys for the plaintiffs have executed a memorandum of understanding for a settlement to resolve the lawsuit. The settlement is subject to court approval. A charge of $2,687,500 was recorded in the first quarter of fiscal 2003.

     The company announced on June 4, 2003 that the Company’s President and Chief Operating Officer will become President and Chief Executive Officer at the annual meeting of shareholders on June 25, 2003. The Company’s President and Chief Operating Officer succeeds the Company’s Chairman and Chief Executive Officer, who will retire. The Company anticipates fulfilling the Company’s obligations to the Chairman and Chief Executive Officer under his employment agreement and for retirement and life insurance benefits. The Company estimates that these obligations will require a one-time lump sum cash payment in the range of $11.5 million to $15 million, with an impact on net income in the second quarter of fiscal 2003 in the range of $5 million to $7.5 million. The actual amount of the obligations and their impact may differ materially at the conclusion of pending negotiations with the Company’s Chairman and Chief Executive Officer.

(8) Legal Proceedings

     The Company and its optical subsidiaries have been sued by the State of California, which alleges claims for various statutory violations related to the operation of 24 Pearle Vision Centers in California. The claims include untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises of a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships between dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief. Although the State of California obtained a preliminary injunction to enjoin certain advertising practices and from charging dilation fees in July 2002, the terms of the injunction have not had and are not expected to have any material effect on the Company’s operations. In addition, both the State and the Company have appealed the preliminary injunction. Although the Company believes it is in compliance with California law and intends to continue to defend the issues raised in the case vigorously, it may be required to further modify its activities or might be required to pay damages and or restitution in a currently undeterminable amount if it is not successful, the cost of which, as well as continuing defense costs, might have a material adverse effect on the Company’s operating results and cash flow in one or more periods.

     Things Remembered, Inc. settled a class action complaint in California alleging that the putative class (alleged to include 200 members) were improperly denied overtime compensation in violation of California law. The action sought unspecified damages, interest, restitution, as well as declaratory and injunctive relief and attorneys’ fees. On February 3, 2003, Things Remembered and the plaintiffs reached an agreement to resolve the lawsuit for $562,500. The settlement is subject to court approval. A liability of $562,500 was recorded in the fourth quarter of 2002.

     Cole National Corporation is defending a purported class action lawsuit alleging claims for various violations of federal securities laws related to the Company’s publicly reported revenues and earnings. The action, which pleaded claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and named the Company and certain present and former officers and directors as defendants, seeks unspecified compensatory damages, punitive damages “where appropriate”, costs, expenses and attorneys fee. Subsequent to the first quarter of fiscal 2003, the Company and attorneys for the plaintiffs have executed a memorandum of understanding for a settlement to resolve the lawsuit. The settlement is subject to Court approval. A charge of $2,687,500 was recorded in the first quarter of 2003 with respect to the Company’s portion of the settlement.

     Following the Company’s announcement in November 2002 of the restatement of the Company’s financial statements, the Securities and Exchange Commission began an inquiry into the Company’s previous accounting. The course of this investigation or further litigation or investigations arising out of the restatement of the Company’s financial statements cannot be predicted. In addition, under certain circumstances the Company would be obliged to indemnify the individual current and former directors and officers who are named as defendants in litigation or who are or become involved in an investigation. The Company believes it has insurance that should be available with respect to litigation and any indemnification obligations. However, if the Company is unsuccessful in defending against any such litigation, and if its insurance coverage is not available or is insufficient to cover its expenses, indemnity obligations and liability, if any, the litigation and/or investigation may have a material adverse effect on the Company’s financial condition, cash flow and results of operations.

     The Company has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants’ use of bar code technology. The Company believes it has available defenses and does not expect any liability. However, if the Company were to be found liable for an infringement, it might have a material adverse effect on our operating results and cash flow in the period incurred.

     In the ordinary course of business, the Company is involved in various other legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Cole National Group, Inc., a wholly owned subsidiary of Cole National Corporation, is a leading provider of optical products and services and personalized gifts. The Company sells its products and services through 2,476 company-owned retail locations and 465 franchised locations in 50 states, Canada and the Caribbean.

     Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended February 1, 2003 is referred to as “fiscal 2002.” The current fiscal year, which ends January 31, 2004, is referred to as “fiscal 2003.” Fiscal 2003 and fiscal 2002 each consists of 52 weeks.

     The Company has two reportable segments, Cole Vision and Things Remembered. Most of Cole Vision’s revenue represents sales of prescription eyewear, accessories, warranties and other services through its Cole Licensed Brands and Pearle Vision retail locations. Cole Vision revenue also includes sales of merchandise to franchisees, royalties based on franchise sales, initial franchise fees for Pearle Vision and capitation revenue, administrative service fee revenue and discount program service fees from its Cole Managed Vision business.

     Things Remembered’s revenue represents sales of engraveable gift merchandise, personalization and other services primarily through retail in-line stores and kiosks. Things Remembered revenue also includes direct sales through its e-commerce site, www.ThingsRemembered.com, revenues through Things Remembered catalogs and through affiliate programs direct to businesses.

Results of Operations

     The following schedule sets forth certain operating information for the first quarters of fiscal 2003 and fiscal 2002. This schedule and subsequent discussions should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q.

	First Quarter		Change

			2003 vs.
	2003	2002	2002

Net revenue:
Cole Vision	$233.5	$232.9	0.2%
Things Remembered	54.7	52.5	4.3

Total net revenue	$288.2	$285.4	1.0%
Gross margin:
Cole Vision	$153.2	$153.7	(0.3)%
Things Remembered	39.7	38.6	2.7

Total gross margin	$192.9	$192.3	0.3%
Operating expenses:
Cole Vision	$143.9	$140.4	2.5%
Things Remembered	42.3	40.4	4.4
Unallocated corporate expense	8.9	2.5	255.4

Total operating expenses	$195.1	$183.3	6.4%
Operating income (loss):
Cole Vision	$9.3	$13.3	(30.2)%
Things Remembered	(2.6)	(1.8)	40.3
Unallocated corporate expense	(8.9)	(2.5)	255.4

Total operating income (loss)	$(2.2)	$9.0	(124.1)%

Percentage of net revenue:
Gross margin	66.9%	67.4%	(0.5)
Operating expenses	67.7	64.2	3.5
Operating income (loss)	(0.7)%	3.2%	(3.9)

Number of retail locations at the end of the period:
Cole Licensed Brands	1,321	1,286
Pearle company-owned	394	422
Pearle franchised	465	442

Total Cole Vision	2,180	2,150
Things Remembered	761	776

Total Cole National	2,941	2,926

     As used in Item 2 of this Form 10-Q, same-store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and does not reflect provisions for returns and remakes and certain other items. The Company’s current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made on an aggregate basis. As a retailer, the Company believes that a measure of same-store sales performance is important for understanding its operations. The Company calculates same store sales for stores opened for at least twelve months. A reconciliation of same-store sales to revenue is presented in the section “Reconciliation of Same-Store Sales Growth”. Same-store sales growth follows:

First Quarter

Cole Licensed Brands (U.S.)	0.0%
Pearle company-owned (U.S.)	(2.9)%
Total Cole Vision	(1.2)%
Things Remembered	1.9%
Total Cole National	(0.6)%
Pearle franchise stores (U.S.)	(3.2)%

     Same-store sales for Pearle U.S. franchise stores is a non-GAAP financial measure that is provided for comparative purposes only. The Company believes that its franchisees’ method of reporting sales is consistent on a year-to-year basis.

First Quarter Fiscal 2003 Compared to First Quarter Fiscal 2002

Consolidated Operations

     Total revenues were $288.2 million in the first quarter of fiscal 2003, compared with $285.4 million in the same period of fiscal 2002. Total revenues increased 1.0% in the first quarter of fiscal 2003, primarily attributable to a slight increase in revenues at Cole Licensed Brands, a 1.9% increase in same store sales at Things Remembered and increases in revenues from managed vision care programs, offset by lower revenues at Pearle Vision. The increase in Cole Licensed Brands revenues was primarily attributable to a 15.3% same store sales increase at Target Optical.

     Gross margin was $192.9 million in the first quarter of fiscal 2003, compared with $192.3 million in the same period of fiscal 2002, an increase of 0.3%. The gross margin dollar increase was primarily attributable to higher revenues at Things Remembered. The gross margin rate for the first quarter of fiscal 2003 was 66.9%, compared to 67.4% for the first quarter of fiscal 2002. The gross margin rate at Cole Vision decreased 0.3% from the same period last year (further discussion is included in the Cole Vision segment). The gross margin rate at Things Remembered decreased by 1.1%, due primarily to lower gift personalization and higher freight costs associated with an increase in customer orders fulfilled by centralized distribution.

     Operating expenses were $195.1 million in the first quarter of fiscal 2003, compared with $183.3 million in the same period of fiscal 2002, an increase of 6.4%. Expenses to support managed vision care programs were $3.5 million higher in the first quarter of fiscal 2003 to support increases in capitated revenues and increased benefit utilization in capitated programs, net of reductions in claims processing costs. Settlement costs related to the class action lawsuit alleging claims of various violations of federal securities laws related to the Company’s publicly reported revenues and earnings totaled $2.7 million. The action, which pleaded claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1993 named the Company and certain present and formers officers and directors as defendants. A memorandum of understanding for the settlement was executed on May 30, 2003. The Company incurred charges of $1.7 million in the first quarter of fiscal 2003 for outside audit fees related to the reaudit of its restated financial statements for fiscal 2001 and 2000. In addition, the Company incurred charges of $1.7 million for legal and professional fees related to the reaudit and restatement. The Company incurred $0.9 million in incremental fringe benefits costs in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 primarily due to health care costs. Workers compensation expense increased $0.5 million in the first quarter of fiscal 2003, compared to the same period of fiscal 2002, primarily at Things Remembered. The increase was due to higher estimated workers compensation obligations utilizing loss development factors prepared by independent third party actuaries. Things Remembered incurred incremental expenses of $1.0 million for marketing and $0.4 million in store rent and occupancy costs in the first quarter of fiscal 2003, compared to the same period last year. In addition, Things Remembered recorded higher payroll costs in the first quarter of fiscal 2003, compared to the same period last year to support higher revenues and also due to increased payroll hours to comply with state statutory requirements. Partially offsetting expense increases were savings from reduced bonus expense, workforce reductions and a decrease in travel expenses. In addition, the first quarter of 2002 included charges of $1.0 million for the closure of 12 Target Optical stores.

     Operating loss was $2.2 million in the first quarter of fiscal 2003, compared to operating income of $9.0 million in the same period of fiscal 2002. The increases in expenses to support managed vision care programs, the costs related to the settlement of the class action lawsuit, higher corporate expenses due to the restatement and reaudit of the fiscal 2000 and 2001 financial statements, higher costs of fringe benefits and workers compensation, as well as increased costs of occupancy were the primary reasons for the decrease in operating results.

     Interest and other (income) expense, net, was $6.1 million for the first quarter of fiscal 2003, compared to $6.5 million for the same period of fiscal 2002. The Company recorded lower interest expense, primarily due to replacement of the $150.0 million 9-7/8%

Senior Subordinated Notes with the issuance of 8-7/8% Senior Subordinated Notes in May 2002 and impact of the interest rate swap agreements. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

     The Company recorded a tax benefit based on its estimated annual effective rate of 20%. The estimated lower effective tax rate in fiscal 2003 is primarily due to the expected full year results and certain nondeductible expenses.

Cole Vision Segment

     Cole Vision revenues were $233.5 million in the first quarter of fiscal 2003, compared with $232.9 million in the same period of fiscal 2002, an increase of 0.2%. The revenue increase was primarily due to increased revenues at Cole Licensed Brands and increased revenues from managed vision care programs. The increase in Cole Licensed Brands revenues was primarily attributable to a 15.3% increase in same store sales at Target Optical. Revenues from managed vision care programs were higher primarily due to an increase in the number of capitated plans sold to employees, health plans and associations and due to program changes in laser vision correction resulting in higher billing and administrative service revenues per procedure. Same-store sales for the first quarter of fiscal 2003 were flat at Cole Licensed Brands and decreased 2.9% at Pearle Vision company-owned stores. Same-store sales at Pearle Vision reflected a decrease in the number of transactions partially offset by an increase in the average transaction size. The difficult economy and a strong first quarter sales performance last year were the principal reasons for the decrease. Last year Pearle Vision company-owned stores recorded a 10.6% same store sales increase in the first quarter of fiscal 2002.

     Gross margin was $153.2 million in the first quarter of fiscal 2003, compared to $153.7 million in the same period last year, a decrease of 0.3%. Gross margin, as a percentage of net revenues, decreased by 0.3 percentage points at Cole Vision. Pearle Vision gross margin was impacted by an increase in promotional discounts, higher lens costs due to a change in sales mix to higher-end product and an increase in product sold to Pearle franchisees. Partially offsetting these factors were the increase in average spectacle selling price. Product sales to franchisees carry a lower margin but offer benefits for the Company, including producing a more uniform merchandise assortment and consistent brand look across all stores. Gross margin was also negatively impacted by increased workers compensation expense in the lab facilities, resulting in an incremental charge of $0.2 million. The increase was due primarily to higher estimated workers compensation obligations. The decline in gross margin rate was offset by increase revenues from managed vision care programs and improvements at Cole Licensed Brands. At Cole Licensed Brands, the gross margin rate increased due to an increase in the average selling price, higher warranty sales and increased multi-pair sales. These improvements were partially offset by an increase in paid-time-off (PTO) expense at four labs due to a change in the PTO policy implemented in the third quarter of fiscal 2002, which resulted in incremental expense of $0.2 million.

     Operating expenses were $143.9 million in the first quarter of fiscal 2003, compared to $140.4 million for the same period last year, an increase of 2.5%. Operating expenses as a percent of net revenues increased at Cole Vision by 1.4% in the first quarter of fiscal 2003, compared to the same period of fiscal 2002. Expenses to support managed vision care programs were $3.5 million higher in the first quarter of fiscal 2003 to support increases in capitated revenues and increased benefit utilization in capitated programs, net of reductions in claims processing costs. Fringe benefits costs increased $0.6 million in the first quarter of fiscal 2003, compared to the same period last year. Partially offsetting expense increases were savings from reduced bonus expense and work force reductions. In addition, the first quarter of 2002 included charges of $1.0 million for the closure of 12 Target Optical stores.

     Operating income at Cole Vision decreased to $9.3 million in the first quarter of fiscal 2003, compared to $13.3 million in the same period of fiscal 2002. Increased expenses to support managed vision care programs, the decrease in gross margin rate at Pearle Vision, and increased costs of fringe benefits were the primary reasons for the decrease.

Things Remembered Segment

     Things Remembered sales were $54.7 million in the first quarter of fiscal 2003, compared with $52.5 million in the same period of fiscal 2002, a 4.3% increase. The same-store sales increase of 1.9% and a 30% increase in direct channel revenues were the primary reasons for the increase. Direct channel revenues include revenues from its e-commerce site, www.ThingsRemembered.com, revenues from Things Remembered catalogs and through affiliate programs direct to businesses.

     Gross margin was $39.7 million in the first quarter of fiscal 2003, compared to $38.6 million for the same period last year, an increase of 2.7%. Gross margin as a percent of revenues decreased 1.1% in the first quarter of fiscal 2003 compared to the same period of fiscal 2002, primarily from lower gift personalization and higher freight costs associated with an increase in customer orders fulfilled by centralized distribution.

     Operating expenses were $42.3 million in the first quarter of fiscal 2003, compared to $40.4 million for the same period last year, an increase of 4.4%. Operating expenses as a percent of revenues increased 0.1% in the first quarter of fiscal 2003 compared to the same period of fiscal 2002. Things Remembered incurred incremental marketing costs of $1.0 million in the first quarter of fiscal 2003, compared to the same period last year. The increase was attributable to increased radio and direct mail advertising to support the increase in net revenues. Store rent and occupancy charges increased $0.4 million primarily due to higher rent and occupancy costs associated with a higher mix of inline mall locations than kiosks. Inline mall locations generally incur higher rent and occupancy costs than kiosks due to higher square footage requirements. Things Remembered recorded higher payroll costs in the first quarter of fiscal 2003, compared to the same period last year to support higher revenues and also due to increased payroll hours to comply with state statutory requirements. Workers compensation expense increased $0.4 million in the first quarter of fiscal 2003, compared to the same period last year. The increase was due to higher estimated workers compensation obligations utilizing loss development factors prepared by independent third party actuaries. Things Remembered also incurred severance costs related to a senior executive in the first quarter of fiscal 2003. Partially offsetting the expense increases were savings from work force reductions and a decrease in travel expenses.

     Operating loss for the first quarter of fiscal 2003 was $2.6 million compared to a loss of $1.8 million in the same period of fiscal 2002. The lower gross margin rate, higher costs of marketing, store rent and occupancy, workers compensation and payroll costs offset the increase in revenues.

Reconciliation of Same-Store Sales Growth

     Same-store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and does not reflect provisions for returns and remakes and certain other items. The Company’s current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made for these items on an aggregate basis. As a retailer, the Company believes that a measure of same-store sales performance is important for understanding its operations. The Company calculates same-store sales for stores opened for at least twelve months. A reconciliation of same-store sales to revenue reported on a GAAP basis follows:

2003
First Quarter

(In thousands)
Current year same-store sales	$251,911
Prior year same-store sales	253,349
Percent change	(0.6)%
Current year same-store sales	$251,911
Adjustment for:
Sales at new and closed stores	5,090
Extended warranties	(1,754)
Order vs. customer receipt	(2,026)
Returns, remakes and refunds	(249)
Other	(138)

Store sales	252,834
Nonstore revenues	43,989
Intercompany eliminations	(8,574)

GAAP Basis Net Revenue	$288,249

Liquidity and Capital Resources

     The Company’s primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, the Company and its operating subsidiaries have a working capital line of credit. As of the end of the first quarter of fiscal 2003, the total commitment was $75.0 million and the availability under the credit facility totaled $63.5 million after reduction for commitments outstanding under letters of credit. There were no working capital borrowings outstanding at any time during the first three months of fiscal 2003 or fiscal 2002.

     The credit facility, which is guaranteed by Cole National Corporation and the Company, requires the Company and its principal operating subsidiaries to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the Company to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. On November 25, 2002, the Company received a waiver from the lenders under the credit facility, which expired on December 31, 2002, associated with the restatement of the financial statements. On December 19, 2002, the credit agreement was amended to accommodate anticipated changes due to the restatement. The Company received a waiver dated May 9, 2003 of the maximum leverage coverage test for the fiscal year end 2002 and the first quarter of fiscal 2003. During that waiver period the maximum leverage test was adjusted to accommodate the effect of the restatement on the Company’s financial statements. This waiver will expire on June 30, 2003. The Company is in compliance with the covenants in the credit agreement and has met the waiver conditions. The Company expects to complete a permanent amendment to the credit agreement on or before June 30, 2003. However, there is no assurance that the Company will be successful in its efforts to complete such an amendment. The Company believes that even if it is unsuccessful in its efforts to complete such an amendment, it will have sufficient liquidity from internal and other external sources.

     The indentures pursuant to which the 8-5/8% notes and the 8-7/8% notes were issued contain certain optional and mandatory redemption features and other financial covenants, including restrictions on the ability of the Company to incur additional indebtedness, pay dividends or make other restricted payments to Cole National Corporation. The indentures permit payments to Cole National Corporation for certain tax obligations and for administrative expenses not to exceed 0.25% of net sales. See Note 3 of the Notes to Condensed Consolidated Financial Statements. The Company may from time to time purchase its outstanding notes in the open market or refinance them, depending on capital market conditions.

     No significant principal payment obligations are due under the Company’s outstanding indebtedness until 2007, when the $125.0 million Senior Subordinated debt is due. The ability of Cole National Corporation and its subsidiaries to satisfy their obligations will be primarily dependent upon future financial and operating performance of the subsidiaries and upon Cole National Corporation’s ability to renew or refinance borrowings or raise additional capital through equity financing or sales of assets.

     Operations for the first three months of fiscal 2003 provided $5.7 million of cash compared with $5.3 million in fiscal 2002. The improvement was primarily attributable to changes in operating assets and liabilities, which provided $5.6 million in the first quarter of fiscal 2003, compared with a use of funds of $5.0 million in the first quarter of fiscal 2002. Changes in accounts payable and accrued liabilities provided $21.2 million in the first quarter, compared with $4.4 million in the prior year. The increase was primarily due to the timing of purchases and payments, increases in liabilities for legal and audit costs related to the restatement of the Company’s financial statements, increases in liabilities for the settlement of the class action lawsuit, increases in advertising, fringe benefits, workers compensation and deferred revenues. Changes in inventories resulted in a use of funds of $13.1 million in the first quarter, compared with a use of funds of $6.1 million in the prior year. The increase was due primarily to earlier new product introduction at Cole Licensed Brands and Things Remembered, an increased mix of premium products and additional inventory needed to support the increase in store count at Cole Licensed Brands. Changes in accounts receivable and other assets resulted in a use of funds of $4.0 million in the first quarter of fiscal 2003, compared to a use of funds of $5.5 million in the same period last year. The increase in receivables in both periods is due primarily to increased revenues at both Cole Licensed Brands and Cole Managed Vision. Improvements in cash from operating assets and liabilities were offset by lower results from operations and from changes in deferred taxes. The Company recorded a tax benefit of $1.6 million in the first quarter of fiscal 2003 compared to a tax provision of $2.6 million in the same period last year.

     Net cash from investing activities resulted in a use of funds of $13.6 million for the first three months of fiscal 2003 compared to a use of funds totaling $8.0 million in the same period of fiscal 2002. Capital expenditures, which accounted for most of the cash used for investing, were $7.5 million and $6.7 million in the first quarter of fiscal 2003 and 2002, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new stores and remodeling of existing stores. The Company used $3.8 million in the first quarter of fiscal 2003 for a contingent payment in connection with the prior acquisition of MetLife’s managed vision business. Expenditures for systems development costs totaled $2.2 million and $1.3 million for the first three months of fiscal 2003 and 2002, respectively.

     Net cash used for financing activities totaled $4.7 million in the first three months of fiscal 2003, compared with cash provided by financing of $1.7 million in the prior year. Changes in overdraft balances resulted in a use of funds totaling $6.5 million compared to a source of $1.9 million in the prior year. The change was due to the timing of payments. Changes in the balance to the parent provided $1.8 million in the first quarter of fiscal 2003, compared to a use of $0.1 million in the same period last year.

     The Company believes that funds provided from operations, including cash on hand, along with funds available under the credit facility will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and system development costs.

Off Balance Sheet Arrangements and Contractual Commitments

     The Company leases a substantial portion of its equipment and facilities including laboratories, office and warehouse space, and retail locations. In addition, Cole Vision operates departments in various host stores and pays occupancy costs solely as a percentage of sales. A more complete discussion of the Company’s lease and license commitments is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

     The Company guarantees future minimum lease payments for certain store locations leased directly by Pearle franchisees. The term of these guarantees range from one to ten years of which many are limited to periods that are less than the full term of the leases involved. A more complete discussion of the Company’s guarantees is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Material Changes in Contingencies

     The Company is in the process of settling a class action lawsuit alleging claims for various violations of federal securities laws related to the Company’s publicly reported revenues and earnings. The action, which pleaded claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1993 named the Company and certain present and former officers and directors as defendants, sought unspecified compensatory damages, punitive damages “where appropriate”, costs, expenses and attorneys’ fees. On May 30, 2003, the Company and attorneys for the plaintiffs have executed a memorandum of understanding for a settlement to resolve the lawsuit. The settlement is subject to court approval. A charge of $2,687,500 was recorded in the first quarter of fiscal 2003.

     The company announced on June 4, 2003 that the Company’s President and Chief Operating Officer will become President and Chief Executive Officer at the annual meeting of shareholders on June 25, 2003. The Company’s President and Chief Operating Officer succeeds the Company’s Chairman and Chief Executive Officer, who will retire. The Company anticipates fulfilling the Company’s obligations to the Chairman and Chief Executive Officer under his employment agreement and for retirement and life insurance benefits. The Company estimates that these obligations will require a one-time lump sum cash payment in the range of $11.5 million to $15 million, with an impact on net income in the second quarter of fiscal 2003 in the range of $5 million to $7.5 million. These estimates are forward-looking statements. The actual amount of the obligations and their impact may differ materially at the conclusion of pending negotiations with the Company’s Chairman and Chief Executive Officer.

Significant Accounting Policies and Critical Estimates

     The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2002 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the Company are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry. However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management Discussion and Analysis in the Company’s 2002 Annual Report on Form 10-K.

Forward Looking Statements

     While the same-store sales in the Company’s vision segment declined in the first quarter of fiscal 2003, the Company saw a change in that trend in May, with same-store sales for the vision segment increasing in the upper single digits. Things Remembered same-store sales strengthened their trend from the first quarter. There is no assurance that these same-store sales trends will continue for the remainder of the second quarter.

     The Company expects certain operating expense trends experienced in the first quarter of fiscal 2003, such as higher workers compensation, fringe benefits costs, and higher occupancy costs are likely to continue in the second quarter of fiscal 2003. As previously noted, the Company expects certain one-time charges associated with the retirement of its Chief Executive Officer will negatively impact net income in the second quarter of fiscal 2003.

     The Company’s expectations and beliefs concerning the future contained in this document are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecasted due to a variety of factors that can adversely affect the Company’s operating results, liquidity and financial condition such as risks associated with potential adverse consequences of the restatement of the Company’s financial statements, including those resulting from litigation or government investigations, and including the court approval of the proposed settlement of a class action lawsuit related to the restatement; restrictions or curtailment of the Company’s credit facility and other credit situations, costs and other effects associated with the California litigation, the timing and achievement of improvements in the operations of the optical business, the results of Things Remembered, which is highly dependent on the fourth quarter holiday season, the nature and extent of disruptions of the economy from terrorist activities or major health concerns and from governmental and consumer responses to such situations, the actual utilization of Cole Managed Vision funded eyewear programs, the success of new store openings and the rate at which new stores achieve profitability, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, the seasonality of the Company’s business; and the results of the pending negotiations between the Company and its Chairman and Chief Executive Officer .

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s major market risk exposure is to changes in foreign currency exchange rates in Canada, which could impact its results of operations and financial condition. Foreign exchange risk arises from the Company’s exposure to fluctuations in foreign currency exchange rates because the Company’s reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible.

     In addition, the Company is exposed to changes in the fair value of its debt portfolio, primarily resulting from the effects of changes in interest rates. The Company utilizes interest rate swaps to manage its exposure and to take advantage of favorable market interest rates. Management believes that its use of these financial instruments is in the Company’s best interest. These agreements require the Company to pay an average floating interest rate based on six month LIBOR plus 4.5375% to a counter party while receiving a fixed rate on $50.0 million of the Company’s $125.0 million 8-5/8% Senior Subordinated Notes due 2007. The agreements mature August 15, 2007 and qualify as fair value hedges. The LIBOR rate is reset in arrears. For the first quarter of fiscal 2003, the market rate for six month LIBOR was 1.29%, which resulted in a rate of 5.8275% applied from February 15, 2003 through May 3, 2003.

     A change in six-month LIBOR would affect the interest cost associated with the $50.0 million notional value of the swap agreements. A 50% change (approximately 65 basis points) in the market rates of interest for six month LIBOR as compared to the 5.8275% rate in effect for the first quarter of fiscal 2003 would increase the Company’s annual interest cost by $0.3 million.

     The Company does not enter into financial instruments for trading purposes.

Item 4. Controls and Procedures

(a)          Immediately following the Signature section of this Quarterly Report are certifications of the Company’s Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our control evaluation referred to in paragraphs (4), (5) and (6) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

     Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, of the effectiveness of the Company’s design and operation of its disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the evaluation date, the Company’s disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)          Since the evaluation date by the Company’s management of its internal controls, there have not been any significant changes in the internal controls or in other factors that could significantly affect the internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Things Remembered, Inc. settled a class action complaint filed on August 14, 2002 in the Superior Court of San Francisco, California, against Things Remembered by a purported class of approximately 200 employees of Things Remembered alleging that the members of the putative class were improperly denied overtime compensation in violation of California law. The action sought unspecified damages, interest, restitution, as well as declaratory and injunctive relief and attorneys’ fees. On February 3, 2003, Things Remembered and the plaintiffs reached an agreement to resolve the lawsuit for $562,500. The settlement is subject to court approval.

     The Company is in the process of settling a class action lawsuit alleging claims for various violations of federal securities laws related to the Company’s publicly reported revenues and earnings. The action, which pleaded claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1993 named the Company and certain present and former officers and directors as defendants, sought unspecified compensatory damages, punitive damages “where appropriate”, costs, expenses and attorneys’ fees. On May 30, 2003, the Company and attorneys for the plaintiffs have executed a memorandum of understanding for a settlement to resolve the lawsuit. The settlement is subject to court approval. A charge of $2,687,500 was recorded in the first quarter of fiscal 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following Exhibits are filed herewith and made a part there of:

10.1†	Employment Agreement entered into as of June 2, 2003 by and among Cole National Corporation and Larry Pollock.

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed a Form 8-K (Item 9) on May 19, 2003 announcing financial results for the fourth fiscal quarter of 2002 and for fiscal year 2002.

The Company filed a Form 8-K (Item 9) on May 16, 2003 announcing that it would hold a conference call on May 19, 2003 to discuss fourth quarter and its annual stockholders meeting on Wednesday, June 25, 2003 in its offices located at 5915 Landerbrook Drive, Cleveland, Ohio, for stockholders of record as of May 27, 2003.

The Company filed a Form 8-K (Item 5) on June 6, 2003 announcing that Larry Pollock, the Company’s President and Chief Operating Officer, will become President and Chief Executive Officer on June 25, 2003. Mr. Pollock succeeds Jeffrey A. Cole, the Company’s Chairman and Chief Executive Officer, who will retire. Walter Salmon, an independent director who has served on each Company’s Board of Directors since 1997, will assume the duties of non-executive Chairman of the Board.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLE NATIONAL GROUP, INC.

By:	/s/ Lawrence E. Hyatt Lawrence E. Hyatt
Executive Vice President and Chief Financial Officer

By:	/s/ Ann M. Holt Ann M. Holt
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Date: June 16, 2003

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

/s/ Jeffrey A. Cole

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

/s/ Lawrence E. Hyatt

Lawrence E. Hyatt
Executive Vice President and Chief Financial Officer

COLE NATIONAL GROUP, INC.
FORM 10-Q
QUARTER ENDED MAY 3, 2003

EXHIBIT INDEX

Exhibit
Number	Description

10.1†	Employment Agreement entered into as of June 2, 2003 by and among Cole National Corporation and Larry Pollock.

99.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed herewith.