Form 10-Q
period 2003-08-02
COLE NATIONAL GROUP INC
filed 2003-09-15
CIK 909492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2003,

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______.

Commission file number 33-66342

COLE NATIONAL GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	34-1744334
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1925 ENTERPRISE PARKWAY	44087
TWINSBURG, OHIO (Address of principal executive offices)	(Zip Code)

(330) 486-3100
(Registrant’s telephone number, including area code)

5915 Landerbrook Drive
Mayfield Heights, Ohio 44124
(Former name, former address and former fiscal year, if changed since last report)

     The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced disclosure format.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   x     No ____

     All of the outstanding capital stock of the registrant is held by Cole National Corporation.

     As of August 29, 2003, 1,100 shares of the registrant’s common stock, $.01 par value were outstanding.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED AUGUST 2, 2003
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	August 2,	August 3,	February 1,
	2003	2002	2003

Assets
Current assets:
Cash and cash equivalents	$17,074	$48,926	$42,001
Accounts receivable, less allowances of $3,455, $3,378 and $3,063, respectively	57,306	44,997	51,006
Current portion of notes receivable	2,555	2,795	4,517
Inventories	130,727	127,911	120,645
Prepaid expenses and other	23,238	26,205	24,155
Deferred income tax benefits	32,176	27,236	32,116

Total current assets	263,076	278,070	274,440

Property and equipment, at cost	324,415	308,480	312,413
Less — accumulated depreciation and amortization	(203,931)	(189,736)	(192,805)

Total property and equipment, net	120,484	118,744	119,608

Notes receivable, excluding current portion, less allowances of $2,802, $4,239 and $3,010, respectively	5,607	3,510	2,180
Deferred income taxes	30,820	23,155	26,026
Other assets	45,190	46,357	45,449
Other intangibles, net	50,425	45,788	50,903
Goodwill, net	85,713	85,542	85,557

Total assets	$601,315	$601,166	$604,163

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$250	$256	$232
Accounts payable	68,687	59,272	67,581
Payable to affiliates, net	82,242	84,011	78,557
Accrued interest	7,847	7,533	7,805
Accrued liabilities	93,415	95,883	92,289
Accrued income taxes	1,213	3,520	516
Deferred revenue	39,855	36,981	38,014

Total current liabilities	293,509	287,456	284,994

Long-term debt, net of discount and current portion	275,992	275,546	276,553
Other long-term liabilities	35,525	19,224	36,498
Deferred revenue, long-term	12,567	11,696	11,559
Stockholder’s equity	(16,278)	7,244	(5,441)

Total liabilities and stockholder’s equity	$601,315	$601,166	$604,163

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net revenue	$307,659	$292,390	$595,908	$577,831

Costs and expenses:
Cost of revenues	114,839	103,020	220,752	203,027
Operating expenses	193,426	179,178	377,920	355,651

Total costs and expenses	308,265	282,198	598,672	558,678

Operating income (loss)	(606)	10,192	(2,764)	19,153

Interest and other (income) expense, net:
Interest expense	6,201	6,651	12,461	13,615
Interest and other (income), net	(506)	(258)	(689)	(767)
Loss on early extinguishment of debt	—	11,141	—	11,141

Total interest and other (income) expense, net	5,695	17,534	11,772	23,989

Income (loss) before income taxes	(6,301)	(7,342)	(14,536)	(4,836)

Income tax provision (benefit)	(1,551)	16	(3,198)	2,601

Net income (loss)	$(4,750)	$(7,358)	$(11,338)	$(7,437)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Twenty-Six Week Periods Ended

	August 2,	August 3,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$(11,338)	$(7,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,630	17,790
Loss on early extinguishment of debt	—	11,141
Deferred income tax benefit	(4,797)	(947)
Noncash interest, foreign currency exchange (gains) losses and other, net	(327)	435
Increases (decreases) in cash resulting from changes in operating assets and liabilities:
Accounts and notes receivable, prepaid expenses and other assets	(6,550)	(2,788)
Inventories	(9,889)	(6,440)
Accounts payable, accrued liabilities and other liabilities	10,942	7,187
Accrued interest	42	1,193
Accrued and refundable income taxes	615	3,021

Net cash (used for) provided by operating activities	(1,672)	23,155

Cash flows from investing activities:
Purchases of property and equipment	(15,503)	(13,944)
Systems development costs	(4,308)	(2,329)
Contingent payments for and acquisition of businesses	(4,056)	—

Net cash used for investing activities	(23,867)	(16,273)

Cash flows from financing activities:
Repayment of long-term debt	(51)	(158,146)
Proceeds from issuance of long-term debt	—	150,000
Decrease in overdraft balances	(3,471)	(5,896)
Advances from (to) affiliates, net	3,684	(1,237)
Payment of deferred financing fees	(238)	(5,921)
Other, net	688	(55)

Net cash provided by (used for) financing activities	612	(21,255)

Cash and cash equivalents:
Net decrease during the period	(24,927)	(14,373)
Balance, beginning of period	42,001	63,299

Balance, end of period	$17,074	$48,926

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

Nature of Operations

     The Company is a specialty service retailer operating in both host and nonhost environments, whose primary lines of business are optical products and services and personalized gifts. The Company sells its products through 2,472 company-owned retail locations and 463 franchised locations in 50 states, Canada, and the Caribbean. In connection with its optical business, the Company is a managed vision care benefits provider and claims payment administrator whose programs provide comprehensive eyecare benefits primarily marketed directly to large employers, health maintenance organizations (HMO) and other organizations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 5).

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

     Managed care claims expense has been reclassified to cost of revenues from operating expenses to provide improved transparency to gross margin.

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

     A reconciliation of the changes in deferred revenue from the sale of warranty contracts and other deferred items follows (dollars in thousands):

	Twenty-Six Week Periods Ended
			Year Ended
	August 2,	August 3,	February 1,
	2003	2002	2003

Deferred revenues:
Beginning balance	$49,573	$46,511	$46,511
Warranty contracts sold	28,412	26,628	53,023
Other deferred revenue	1,304	314	1,080
Amortization of deferred revenue	(26,867)	(24,776)	(51,041)

Ending balance	$52,422	$48,677	$49,573

Cash Flows

     Net cash flows from operating activities reflect net cash payments for income taxes and payments for interest of $890,000 and $11,839,000, respectively, for the 26 week period ended August 2, 2003, and $459,000 and $12,075,000, respectively, for the 26 week period ended August 3, 2002.

     Overdrafts resulting from outstanding checks at the end of each reporting period are reclassified as current liabilities in either accounts payable or accrued expenses from cash and cash equivalents. This reclassification to accounts payable amounted to $24.7 million, $16.3 million and $28.4 million at August 2, 2003, August 3, 2002 and February 1, 2003, respectively and to accrued expenses amounted to $3.3 million, $3.1 million and $3.2 million at August 2, 2003, August 3, 2002 and February 1, 2003, respectively.

Total Other Comprehensive Income (Loss)

     Total other comprehensive income (loss) for the 13 and 26 week periods ended August 2, 2003 and August 3, 2002 is as follows (dollars in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net income (loss)	$(4,750)	$(7,358)	$(11,338)	$(7,437)
Cumulative translation income (loss)	12	(117)	501	(10)

Total other comprehensive income (loss)	$(4,738)	$(7,475)	$(10,837)	$(7,447)

Stock- Based Compensation

     At August 2, 2003, the Company has various stock-based employee compensation plans which are described more fully in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost for the Company’s various stock option plans is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

     The following table illustrates the pro forma effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended

	August 2,	August 3,	August 2,	August 3,
(Dollars in thousands)	2003	2002	2003	2002

Net income (loss), as reported	$(4,750)	$(7,358)	$(11,338)	$(7,437)
Deductions for total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(237)	(548)	(683)	(1,049)

Net income (loss), pro forma	$(4,987)	$(7,906)	$(12,021)	$(8,486)

Recently Issued Accounting Standards

     The Financial Accounting Standards Board (FASB) has issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 states that the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board (APB) Opinion 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for classification as an extraordinary item shall be reclassified as operating expenses. The Company adopted SFAS 145 as of the beginning of fiscal 2003. As a result, the loss on early extinguishment of debt reported as an extraordinary item in the second quarter of the year ended February 1, 2003 has been reclassified. The pretax loss from the early extinguishment of debt has been presented as a separate line within interest and other (income) expenses and the related income tax benefit reduced the reported income tax provision. Other portions of the statement are not applicable to the Company.

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

(2) Goodwill and Other Intangible Assets

     Goodwill and tradenames are tested at least annually for impairment and are not amortized. All other intangible assets with finite lives are amortized over their estimated useful economic lives based on management’s estimates of the period that the assets will generate revenue. Other intangible assets consist of (dollars in thousands):

	August 2,	August 3,	February 1,
	2003	2002	2003

Tradename	$49,460	$49,460	$49,460
Noncompete agreements	320	240	240
Contracts	8,947	3,460	8,847
Customer records	9	—	—

	58,736	53,160	58,547
Accumulated amortization	(8,311)	(7,372)	(7,644)

Other intangibles, net	$50,425	$45,788	$50,903

     During the first quarter of fiscal 2003, the Company purchased the operations of three Sears Optical departments in California for a total purchase price of $242,500. The amount allocated to the tangible fixed assets acquired including exam equipment and inventory was $29,500. The remainder of the purchase price was allocated to intangible assets under the provisions of Statement of Financial Accounting Standards No 141, “Business Combinations”. Goodwill related to this transaction was $124,000 and noncompete agreements and customer records totaled $89,000. The change in the carrying amount of contracts for the six months ended August 2, 2003 resulted primarily from a contingent payment for a previously acquired provider network. The additional change in the carrying amount of goodwill was due to foreign currency translation at Cole Vision. The net carrying amount of goodwill at August 2, 2003, by business segment, was $64.3 million at Cole Vision and $21.4 million at Things Remembered.

(3) Long-Term Debt

     On May 22, 2002, the Company issued $150.0 million of 8-7/8% Senior Subordinated Notes that mature on May 15, 2012. Interest on the notes is payable semi-annually on each May 15 and November 15, commencing November 15, 2002. Net proceeds from the 8-7/8% note offering, together with cash on hand, were used to retire the Company’s $150.0 million of 9-7/8% Senior Subordinated Notes due 2006 and pay premiums and other costs associated with retiring those notes. The Company’s results for fiscal 2002 included a loss on early extinguishment of debt of $11.1 million representing the payment of premiums and other costs of retiring the notes and the write offs of unamortized discount and deferred financing fees.

     On August 22, 1997, the Company issued $125.0 million of 8-5/8% Senior Subordinated Notes that mature in 2007 with no earlier scheduled redemption or sinking fund payments. Interest on the 8-5/8% notes is payable semi-annually on February 15 and August 15.

     The 8-5/8% notes and the 8-7/8% notes are general unsecured obligations of the Company, subordinated in right of payment to senior indebtedness of the Company and senior in right of payment to any current or future subordinated indebtedness of the Company. The indentures pursuant to which the 8-5/8% notes and the 8-7/8% notes were issued restrict dividend payments to the Company’s parent, Cole National Corporation. The indentures also contain certain optional and mandatory redemption features and other financial covenants.

     The Company has no significant principal payment obligations under its outstanding indebtedness until 2007, when the $125.0 million 8-5/8% Senior Subordinated Notes become due.

     During the third quarter of fiscal 2002, the Company entered into interest rate swap agreements to take advantage of favorable market interest rates. These agreements require the Company to pay an average floating interest rate based on six-month LIBOR plus 4.5375% to a counter party while receiving a fixed interest rate on a portion of the Company’s $125.0 million 8-5/8% Senior Subordinated Notes due 2007. The counter party is a major commercial bank. The agreements mature August 15, 2007 and qualify as fair value hedges. The aggregate notional amount of the interest rate swap agreements is $50.0 million. At August 2, 2003, the floating rate of swaps was approximately 5.7% and the fair value of the swap agreements was an unrealized gain of approximately $0.3 million. There was no impact to earnings in the first six months of fiscal 2003 due to hedge ineffectiveness.

(4) Credit Facility

     On June 27, 2003, the operating subsidiaries of the Company amended, restated and extended its working capital credit facility with its bank lenders. The maturity date of the credit facility was extended to February 1, 2007 from May 31, 2006. The size of the facility was adjusted to $60.0 million from $75.0 million. In addition, certain financial covenants were amended. Borrowings under the credit facility presently bear interest based on leverage ratios of the Company at a rate equal to either (a) the Eurodollar Rate plus

2.50% or (b) 1.50% plus the highest of (i) the CIBC prime rate, (ii) the three-week moving average of the secondary market rates for three-month certificates of deposit plus 1.0% or (iii) the federal funds rate plus 0.5%. The Company pays a commitment fee of 0.75% per annum on the total unused portion of the facility based on the percentage of revolving credit commitments used. Cole National Corporation and the Company guarantee this credit facility. The credit facility is secured by the assets of the operating subsidiaries of the Company.

     The credit facility, which is guaranteed by Cole National Corporation and the Company, requires the Company and its principal operating subsidiaries to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the Company to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. The Company is in compliance with the covenants in the credit agreement as of the date of this report.

     The credit facility restricts dividend payments to the Company from its subsidiaries to amounts needed to pay interest on the 8-7/8% notes and the 8-5/8% notes, and certain amounts related to taxes, along with up to 0.25% of the Company’s consolidated net revenue annually for other direct expenses of Cole National Corporation or the Company. If certain maximum leverage targets are met, the credit facility restricts dividend payments to the Company in an aggregate amount not to exceed $50.0 million to allow for the repurchase of Senior Subordinated Notes.

     As of August 2, 2003, the total availability under the credit facility totaled $45.0 million after reduction for commitments outstanding of $15.0 million under letters of credit. There were no working capital borrowings under the credit facility outstanding as of August 2, 2003 and August 3, 2002, and there were no borrowings during the second quarter of fiscal 2003 and fiscal 2002.

(5) Segment Information

     Information on the Company’s reportable segments is as follows (dollars in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net revenue:
Cole Vision	$228,832	$218,079	$462,373	$451,049
Things Remembered	78,827	74,311	133,535	126,782

Total net revenue	$307,659	$292,390	$595,908	$577,831

Operating income (loss):
Cole Vision	$3,186	$2,906	$12,462	$16,197
Things Remembered	9,940	9,795	7,360	7,956

Total segment operating income	13,126	12,701	19,822	24,153
Unallocated amounts:
Corporate expenses	13,732	2,509	22,586	5,000

Total operating income (loss)	(606)	10,192	(2,764)	19,153
Interest and other (income) expense, net	5,695	17,534	11,772	23,989

Income (loss) before income taxes	$(6,301)	$(7,342)	$(14,536)	$(4,836)

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

     The Company guarantees future minimum lease payments for certain store locations leased directly by franchisees. These guarantees totaled approximately $13.3 million, $14.0 million and $13.8 million as of August 2, 2003, August 3, 2002 and February 1, 2003, respectively. Generally, these guarantees also extend to payments of taxes and other normal expenses payable under these leases, the amounts of which are not readily quantifiable.

     The Company’s former Chairman and Chief Executive Officer retired at the annual meeting of shareholders of Cole National Corporation on June 25, 2003. The Company fulfilled its obligations, including certain contingent obligations, to its former Chairman and Chief Executive Officer under his employment agreement and for retirement and life insurance benefits. These obligations required a one-time cash payment of $11.9 million with a charge to operating expenses in the second quarter of fiscal 2003 of $9.4 million.

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

     Things Remembered, Inc. settled a class action complaint in California alleging that the putative class (alleged to include 200 members) were improperly denied overtime compensation in violation of California law. The action sought unspecified damages, interest, restitution, as well as declaratory and injunctive relief and attorneys’ fees. On February 3, 2003, Things Remembered and the plaintiffs reached an agreement to resolve the lawsuit for $562,500. The settlement is subject to court approval. A liability of $562,500 was recorded in the fourth quarter of fiscal 2002.

     Cole National Corporation is defending a purported class action lawsuit alleging claims for various violations of federal securities laws related to the Company’s publicly reported revenues and earnings. The action, which pleaded claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and named the Company and certain present and former officers and directors as defendants, seeks unspecified compensatory damages, punitive damages “where appropriate”, costs, expenses and attorneys’ fee. The Company and attorneys for the plaintiffs have agreed to a settlement to resolve the lawsuit. The settlement is subject to Court approval. A charge of $2,687,500 was recorded in the first quarter of fiscal 2003 with respect to the Company’s portion of the settlement.

     Following the Company’s announcement in November 2002 of the restatement of the Company’s financial statements, the Securities and Exchange Commission began an investigation into the Company’s previous accounting. The course of this investigation or further litigation or investigations arising out of the restatement of the Company’s financial statements cannot be predicted. In addition, under certain circumstances the Company would be obliged to indemnify the individual current and former directors and officers who are named as defendants in litigation or who are or become involved in an investigation. The Company believes it has insurance that should be available with respect to litigation and any indemnification obligations. However, if the Company is unsuccessful in defending against any such litigation, and if its insurance coverage is not available or is insufficient to cover its expenses, indemnity obligations and liability, if any, the litigation and/or investigation may have a material adverse effect on the Company’s financial condition, cash flow and results of operations.

     The Company has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants’ use of bar code technology. The Company believes it has available defenses and does not expect any liability. However, if the Company were to be found liable for an infringement, it might have a material adverse effect on the Company’s operating results and cash flow in the period incurred.

     In the ordinary course of business, the Company is involved in various other legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Cole National Group, Inc., a wholly owned subsidiary of Cole National Corporation, is a leading provider of optical products and services and personalized gifts. The Company sells its products and services through 2,472 company-owned retail locations and 463 franchised locations in 50 states, Canada and the Caribbean.

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

Results of Operations

     The following schedule sets forth certain operating information for the second quarters and the first six-months of fiscal 2003 and fiscal 2002. This schedule and subsequent discussions should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q.

	Second Quarter			First Six Months

	2003	2002	Change	2003	2002	Change

	(Dollars in millions)			(Dollars in millions)
Net revenue:
Cole Vision	$228.9	$218.1	4.9%	$462.4	$451.0	2.5%
Things Remembered	78.8	74.3	6.1	133.5	126.8	5.3

Total net revenue	$307.7	$292.4	5.2%	$595.9	$577.8	3.1%
Gross margin:
Cole Vision	$136.6	$135.7	0.7%	$279.3	$282.5	(1.1)%
Things Remembered	56.2	53.7	4.7	95.9	92.3	3.9

Total gross margin	$192.8	$189.4	1.8%	$375.2	$374.8	0.1%
Operating expenses:
Cole Vision	$133.4	$132.8	0.5%	$266.9	$266.3	0.2%
Things Remembered	46.3	43.9	5.5	88.5	84.3	5.0
Unallocated corporate expenses	13.7	2.5	447.3	22.6	5.0	351.7

Total operating expenses	$193.4	$179.2	8.0%	$377.9	$355.6	6.3%
Operating income (loss):
Cole Vision	$3.2	$2.9	9.6%	$12.4	$16.2	(23.1)%
Things Remembered	9.9	9.8	1.5	7.4	8.0	(7.5)
Unallocated corporate expenses	(13.7)	(2.5)	447.3	(22.6)	(5.0)	351.7

Total operating income (loss)	$(0.6)	$10.2	(105.9)%	$(2.8)	$19.2	(114.4)%

Percentage of net revenue:
Gross margin	62.7%	64.8%	(2.1)	63.0%	64.9%	(1.9)
Operating expenses	62.9	61.3	(1.6)	63.4	61.5	(1.9)
Operating income (loss)	(0.2)%	3.5%	(3.7)	(0.5)%	3.3%	(3.8)
Number of retail locations at the end of the period
Cole Licensed Brands	1,324	1,296
Pearle company-owned	394	420
Pearle franchised	463	446

Total Cole Vision	2,181	2,162
Things Remembered	754	776

Total Cole National	2,935	2,938

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

	Second Quarter	First Six Months

Cole Licensed Brands (U.S.)	9.4%	4.5%
Pearle company-owned (U.S.)	4.1%	0.4%
Total Cole Vision	7.0%	2.7%
Things Remembered	6.8%	4.8
Total Cole National	6.9%	3.2%

Pearle franchise stores (U.S.)	0.8%	(1.3)%

     Same-store sales for Pearle U.S. franchise stores is a non-GAAP financial measure that is provided for comparative purposes only. The Company believes that its franchisees’ method of reporting sales is consistent on a year-to-year basis.

Second Quarter Fiscal 2003 Compared to Second Quarter Fiscal 2002

Consolidated Operations

     Total revenues were $307.7 million in the second quarter of fiscal 2003, compared with $292.4 million in the same period of fiscal 2002. Total revenues increased 5.2% in the second quarter of fiscal 2003, primarily attributable to a 6.9% increase in same-store sales and increases in revenues from managed vision care programs. Undelivered orders taken for customers, as of the end of second quarter, used in the calculation of same-store sales in that period but recognized as revenue in future periods due to the timing difference between order placement and order delivery, increased in the second quarter of fiscal 2003. The increase in the “on-order” amount in the second quarter of fiscal 2003 was primarily due to a successful promotion at Sears Optical at the end of the second quarter. Same-store sales increased 9.4% at Cole Licensed Brands, 4.1% at Pearle Vision company-owned stores and 6.8% at Things Remembered in the second quarter of fiscal 2003.

     Gross margin was $192.8 million in the second quarter of fiscal 2003, compared with $189.4 million in the same period of fiscal 2002, an increase of 1.8%. The gross margin dollar increase was attributable to higher revenues at both Cole Vision and Things Remembered. The gross margin rate for the second quarter of fiscal 2003 was 62.7%, compared to 64.8% for the second quarter of fiscal 2002. The gross margin rate at Cole Vision decreased 2.5% from the same period last year (further discussion is included in the Cole Vision segment). Managed care claims expense has been reclassified in both years to cost of revenues from operating expenses to provide improved transparency to Cole Vision’s gross margin. The gross margin rate at Things Remembered decreased by 0.9%, primarily due to reduced revenues from gift personalization.

     Operating expenses were $193.4 million in the second quarter of fiscal 2003, compared with $179.2 million in the same period of fiscal 2002, an increase of 8.0%. Included in operating expense was an increase of $11.2 million in unallocated corporate expenses. The Company’s former Chairman and Chief Executive Officer retired at the annual meeting of shareholders on June 25, 2003. The Company fulfilled its obligations, including certain contingent obligations, to its former Chairman and Chief Executive Officer under his employment agreement and for retirement and life insurance benefits. These obligations required a one-time cash payment of $11.9 million with a charge to operating expenses in the second quarter of fiscal 2003 of $9.4 million. The Company incurred incremental charges of $1.2 million for legal and professional fees primarily related to the reaudit and restatement of its financial statements and the resulting SEC investigation. The Company incurred incremental professional and legal fees of $0.7 million related to recent management changes and other management initiatives. Operating expenses at the Cole Vision and Things Remembered segments increased 1.7% primarily due to higher store payroll including fringe benefits and workers compensation and from rent and occupancy costs. These costs increased primarily in support of higher revenues. The Company and its optical subsidiaries have been sued by the State of California (see Note 7 of the Notes to Condensed Consolidated Financial Statements). Legal costs associated with the defense of this matter totaled $1.1 million in the second quarter of fiscal 2003, compared with $0.7 in the same period last year. Partially offsetting expense increases were savings from lower store marketing costs totaling $2.4 million, a reduction of $1.0 million in claims processing costs in the second quarter of fiscal 2003 compared to the same time last year, work force reductions and costs for a point of sale system incurred in the second quarter of fiscal 2002 which were not repeated.

     Operating loss was $0.6 million in the second quarter of fiscal 2003, compared to operating income of $10.2 million in the same period of fiscal 2002. The expenses associated with the retirement of the Company’s former Chairman and Chief Executive Officer, the lower gross margin rate, and higher corporate expenses due to the restatement and reaudit of the fiscal 2000 and 2001 financial statements were the primary reasons for the decrease in operating results.

     Interest and other (income) expense, net, was $5.7 million for the second quarter of fiscal 2003, compared to $17.5 million for the same period of fiscal 2002. Second quarter fiscal 2002 results include a loss of $11.1 million on the early extinguishment of debt. The charge represents the payment of premiums and other costs of retiring the Company’s 9-7/8% Senior Subordinated Notes due 2006 and the write-offs of unamortized discount and deferred financing fees. The Company recorded lower interest expense in the second quarter of fiscal 2003 compared to the same period last year, primarily due to replacement of the $150.0 million 9-7/8% Senior Subordinated Notes with the issuance of 8-7/8% Senior Subordinated Notes in May 2002 and the impact of the interest rate swap agreements. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

     The Company recorded a tax benefit based on its estimated annual effective rate of 22%. The quarterly rate reflects the cumulative impact of changing the estimated annual effective rate from 20% in the first quarter of fiscal 2003 to 22%. The estimated lower effective tax rate in fiscal 2003 compared to fiscal 2002 is based on the expected full year results and the impact of certain nondeductible expenses.

Cole Vision Segment

     Cole Vision revenues were $228.9 million in the second quarter of fiscal 2003, compared with $218.1 million in the same period of fiscal 2002, an increase of 4.9%. The revenue increase was primarily due to increased revenues at Cole Licensed Brands and increased revenues from managed vision care programs. The increase in Cole Licensed Brands revenues was primarily attributable to an 18.9% increase in same-store sales at Target Optical and an increase in the number of store locations. Same-store sales improved 7.8% at Sears Optical and 15.6% at BJ’s Optical during the second quarter of fiscal 2003. Same-store sales results at Cole Licensed Brands were driven by increases in both the number of transactions as well as the average transaction size. Revenues from managed vision care programs were higher primarily due to an increase in the number of capitated plans sold to employers, health plans and associations and increased laser procedure volume and program changes in laser vision correction resulting in higher revenues per procedure. Same-store sales for the second quarter of fiscal 2003 increased 4.1% at Pearle Vision. Same-store sales at Pearle Vision reflected a decrease in the number of transactions, offset by an increase in the average transaction size. Same store sales results at Pearle Vision were partially offset by a lower number of company owned stores. Pearle Vision operated 26 fewer company owned stores than the same time period last year, due to the subsequent net sale of 11 Company stores to franchisees, the closure of 20 stores and the opening of five new stores.

     Gross margin was $136.6 million in the second quarter of fiscal 2003, compared to $135.7 million in the same period last year, an increase of 0.7% due to increased revenues, partially offset by a decrease in gross margin rate. Gross margin, as a percentage of net revenues, decreased by 2.5 percentage points at Cole Vision. Managed care claims expense has been reclassified in both years to cost of revenues from operating expenses to provide improved transparency to Cole Vision’s gross margin. Cole Managed Vision gross margin rate decreased by 6.2 percentage points due to a shift in revenue mix toward lower gross margin programs. Cole Licensed Brands gross margin rate decreased by 2.0 percentage points and was impacted by higher inventory shrink results in the second quarter of fiscal 2003, higher costs associated with a shift toward premium product, lower contact lens gross margin and an increase in paid-time-off (PTO) expense at four labs due to a change in the PTO policy implemented in the third quarter of fiscal 2002. Pearle Vision gross margin, as a percent of net revenues, decreased by 1.3 percentage points due to higher cost premium product driven by promotions and higher manufacturing costs. Partially offsetting these factors were the increase in average spectacle selling price. Gross margin was also negatively impacted by increased workers compensation expense in the lab facilities. The Company closed its manufacturing and distribution facility in Toronto, Canada in the second quarter fiscal 2003. The operations of this facility has been absorbed by the Company’s facility in Knoxville, TN. As part of the integration of the Canadian operations into the Knoxville lab, the Company changed the Canadian product assortment. As a result, the Company recorded a $0.3 million charge to gross margin for obsolescence of inventory.

     Operating expenses were $133.4 million in the second quarter of fiscal 2003, compared to $132.8 million for the same period last year, an increase of 0.5%. Operating expenses as a percent of net revenues decreased at Cole Vision by 2.6% in the second quarter of fiscal 2003, compared to the same period of fiscal 2002. Store payroll and rent and occupancy costs at Cole Vision were $1.5 million and $0.7 million higher in the second quarter of fiscal 2003 compared to the same period last year, primarily to support the increase in revenues. Pearle Vision recorded a charge of $0.6 million for assets disposed of in a prior period. The Company’s Canadian operations closed its manufacturing and distribution facility located in Toronto, Canada. One time costs associated with the closure of the facility totaled $0.4 million. The Company and its optical subsidiaries have been sued by the State of California (see Note 7 of the Notes to Condensed Consolidated Financial Statements). Legal costs associated with the defense of this matter totaled $1.1 million in the second quarter of fiscal 2003, compared with $0.7 million in the same period last year. Fringe benefits costs increased $0.4 million in the second quarter of fiscal 2003, compared to the same period last year. Partially offsetting expense increases were a reduction of $1.0 million in claims processing costs, savings from reduced bonus expense and work force reductions, lower marketing costs of $2.3 million in the second quarter of fiscal 2003, compared to the same period last year, and a gain of $1.0 million on the sale of five company-owned stores to a franchisee.

     Operating income at Cole Vision increased to $3.2 million in the second quarter of fiscal 2003, compared to $2.9 million in the same period of fiscal 2002. Improvements in the processing cost per claim and increases in sales volume were partially offset by costs associated with the closure of the Company’s Canadian lab and manufacturing facility and decreases in the gross margin rate at Pearle Vision, Cole Licensed Brands and Cole Managed Vision.

Things Remembered Segment

     Things Remembered revenues were $78.8 million in the second quarter of fiscal 2003, compared with $74.3 million in the same period of fiscal 2002, a 6.1% increase. The same-store sales increase of 6.8% and a 35% increase in direct channel revenues were the primary reasons for the increase. Direct channel revenues include revenues from its e-commerce site, www.ThingsRemembered.com, revenues from Things Remembered catalogs and through affiliate programs direct to businesses. Improvements in the average dollar sale were offset by a lower number of transactions and a reduction in the number of stores operating at the end of the second quarter. Store count at the end of the second quarter of fiscal 2003 was 754 compared to 776 at the end of the second quarter of fiscal 2002 due to store closings.

     Gross margin was $56.2 million in the second quarter of fiscal 2003, compared to $53.7 million for the same period last year, an increase of 4.7%. Gross margin as a percent of revenues decreased 0.9% in the second quarter of fiscal 2003 compared to the same period of fiscal 2002, primarily from reduced revenues from gift personalization.

     Operating expenses were $46.3 million in the second quarter of fiscal 2003, compared to $43.9 million for the same period last year, an increase of 5.5%. Operating expenses as a percent of revenues decreased 0.3% in the second quarter of fiscal 2003 compared to the same period of fiscal 2002. Things Remembered accrued higher management bonuses of $0.9 million. Store rent and occupancy charges increased $0.5 million primarily due to higher rent and occupancy costs associated with a higher mix of inline mall locations than kiosks. Inline mall locations generally incur higher rent and occupancy costs than kiosks due to higher square footage requirements. Things Remembered recorded higher payroll costs in the second quarter of fiscal 2003, compared to the same period last year to support higher revenues and also due to increased payroll hours to comply with state statutory requirements. Workers compensation expense increased $0.4 million in the second quarter of fiscal 2003, compared to the same period last year. The increase was due to higher estimated workers compensation obligations utilizing loss development factors prepared by independent third party actuaries. Things Remembered also incurred severance costs related to a senior executive in the second quarter of fiscal 2003. Partially offsetting the expense increases were charges incurred in the second quarter of fiscal 2002 for a new store point of sale system, the implementation of which has been delayed. These costs were not repeated in the second quarter of fiscal 2003. Savings from work force reductions taken in fiscal 2002 were also realized.

     Operating income for the second quarter of fiscal 2003 was $9.9 million compared to $9.8 million in the same period of fiscal 2002. Increases in revenue were offset by the lower gross margin rate, higher bonus expense, and increased workers compensation, store rent and occupancy costs.

First Six Months of Fiscal 2003 Compared to First Six Months of Fiscal 2002

Consolidated Operations

     Total revenues were $595.9 million in the first six months of fiscal 2003, compared with $577.8 million in the same period of fiscal 2002. Total revenues increased 3.1% in the first six months of fiscal 2003, primarily attributable to a 3.2% increase in same-store sales and increases in revenues from managed vision care programs. Same-store sales increased 4.5% at Cole Licensed Brands, 0.4% at Pearle Vision company-owned stores and 4.8% at Things Remembered in the first six months of fiscal 2003.

     Gross margin was $375.2 million in the first six months of fiscal 2003, compared with $374.8 million in the same period of fiscal 2002. Increases in gross margin dollars at Things Remembered were partially offset by decreases at Cole Vision. The gross margin rate for the first six months of fiscal 2003 was 63.0%, compared to 64.9% for the same period of fiscal 2002. The gross margin rate at Cole Vision decreased 2.2% from the same period last year (further discussion is included in the Cole Vision segment). The gross margin rate at Things Remembered decreased by 1.0%, primarily due to reduced revenues from gift personalization and higher freight costs associated with an increase in customer orders fulfilled by central distribution.

     Operating expenses were $377.9 million in the first six months of fiscal 2003, compared with $355.6 million in the same period of fiscal 2002, an increase of 6.3%. Included in operating expense was an increase of $17.6 million in unallocated corporate expenses. The Company’s former Chairman and Chief Executive Officer retired at the annual meeting of shareholders of Cole National Corporation on June 25, 2003 and the Company fulfilled its obligations, including certain contingent obligations, under his employment agreement and for retirement and life insurance benefits. These obligations required a one-time cash payment of $11.9 million with a charge to operating expenses in the second quarter of fiscal 2003 of $9.4 million. The Company incurred incremental charges of $4.3 million for legal, audit and professional fees primarily related to the reaudit and restatement of its financial statements and the resulting SEC investigation. Settlement costs related to the class action lawsuit, alleging claims of various violations of federal securities laws related to the Company’s publicly reporting revenues and earnings totaled $2.7 million. The Company incurred incremental professional and legal fees of $1.0 million related to recent management changes and management initiatives. Operating expenses at the Cole Vision and Things Remembered segments increased 1.3% primarily due to higher store payroll including fringe benefits and workers compensation and rent and occupancy cost. These costs increased primarily in support of higher revenues. The Company and its optical subsidiaries have been sued by the State of California (see Note 7 of the Notes to Condensed Consolidated Financial Statements). Legal costs associated with the defense of this matter totaled $1.3 million in the first six months of fiscal 2003, compared with $0.9 million in the same period last year. Partially offsetting expense increases were savings from lower store marketing costs totaling $1.2 million, a reduction of $1.9 million in claims processing costs in the first six months of fiscal 2003 compared to the same time last year, work force reductions and costs for a point of sale system incurred in the first six months of fiscal 2002, which were not repeated. In addition, the first six months of fiscal 2002 included charges of $1.0 million for the closure of 12 Target Optical stores.

     Operating loss was $2.8 million in the first six months of fiscal 2003, compared to operating income of $19.2 million in the same period of fiscal 2002. The expenses associated with the retirement of the Company’s former Chairman and Chief Executive Officer, the decrease in the gross margin rate, the costs related to the settlement of the class action lawsuits, higher corporate expenses due to the restatement and reaudit of the fiscal 2000 and 2001 financial statements were the primary reasons for the decrease in operating results.

     Interest and other (income) expense, net, was $11.8 million for the first six months of fiscal 2003, compared to $24.0 million for the same period of fiscal 2002. Second quarter fiscal 2002 results include a loss of $11.1 million on the early extinguishment of debt. The charge represents the payment of premiums and other costs of retiring the Company’s 9-7/8% Senior Subordinated Notes due 2006 and the write-offs of unamortized discount and deferred financing fees. The Company recorded lower interest expense in the first six months of fiscal 2003 compared to the same period last year, primarily due to replacement of the $150.0 million 9-7/8% Senior Subordinated Notes with the issuance of 8-7/8% Senior Subordinated Notes in May 2002 and the impact of the interest rate swap agreements. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

     The Company recorded a tax benefit based on its estimated annual effective rate of 22%. The estimated lower effective tax rate in fiscal 2003 compared to fiscal 2002 is based on the expected full year results and the impact of certain nondeductible expenses.

Cole Vision Segment

     Cole Vision revenues were $462.4 million in the first six months of fiscal 2003, compared with $451.0 million in the same period of fiscal 2002, an increase of 2.5%. The revenue increase was primarily due to increased revenues at Cole Licensed Brands and increased revenues from managed vision care programs, partially offset by sales decreases at Pearle Vision. The increase in Cole Licensed Brands revenues was primarily attributable to a 17.1% increase in same-store sales at Target Optical and an increase in the number of store locations. Same-store sales improved 2.8% at Sears Optical and 7.8% at BJ’s Optical during the first six months of fiscal 2003. Same store sales results at Cole Licensed Brands were driven by increases in the average transaction size. Revenues from managed vision care programs were higher primarily due to an increase in the number of capitated plans sold to employers, health plans and associations and increased laser procedure volume and program changes in laser vision correction resulting in higher revenues per procedure. Same-store sales for the first six months of fiscal 2003 increased 0.4% at Pearle Vision. Same-store sales at Pearle Vision reflected a decrease in the number of transactions, offset by an increase in the average transaction size. Same-store sales increases at Pearle Vision were offset by a lower number of company owned stores. Pearle Vision operated 26 fewer company owned stores than the same time period last year due to the subsequent net sale of 11 Company stores to franchisees, the closure of 20 stores and the opening of five new stores.

     Gross margin was $279.3 million in the first six months of fiscal 2003, compared to $282.5 million in the same period last year, a decrease of 1.1% due to increased revenues offset by a decrease in gross margin rate. Gross margin, as a percentage of net revenues, decreased by 2.2 percentage points at Cole Vision. Cole Managed Vision gross margin rate decreased by 9.8 percentage points due to a shift in revenue mix toward lower gross margin programs and from lower underwriting gains. Cole Licensed Brands gross margin rate decreased by 0.9 percentage points and was impacted by higher inventory shrink results in the second quarter of fiscal 2003, higher costs associated with a shift toward premium product, lower contact lens gross margin and an increase in paid-time-off expense at four labs due to a change in the PTO policy implemented in the third quarter of fiscal 2002. Pearle Vision gross margin, as a percent of net revenues, decreased by 2.0 percentage points, due to higher cost premium product driven by promotions, higher manufacturing costs and an increase in product sold to Pearle franchisees. Partially offsetting these factors were the increase in average spectacle selling price. Product sales to franchisees carry a lower margin but offer benefits for the Company, including producing a more uniform merchandise assortment and consistent brand look across all stores. Gross margin was also negatively impacted by increased workers compensation expense in the lab facilities. The Company closed its manufacturing and distribution facility in Toronto, Canada. The operations of this facility has been absorbed by the Company’s facility in Knoxville, TN. As part of the integration of the Canadian operations into the Knoxville lab, the Company changed the Canadian product assortment. As a result, the Company recorded a $0.3 million charge to gross margin for obsolescence of inventory.

     Operating expenses were $266.9 million in the first six months of fiscal 2003, compared to $266.3 million for the same period last year, an increase of 0.2%. Operating expenses as a percent of net revenues decreased at Cole Vision by 1.3% in the first six months of fiscal 2003, compared to the same period of fiscal 2002. Store payroll and rent and occupancy costs at Cole Vision were $1.5 million and $1.1 million higher respectively, in the first six months of fiscal 2003 compared to the same period last year. Pearle Vision recorded a charge of $0.6 million for assets disposed in a prior period. The Company’s Canadian operations closed its manufacturing and distribution facility located in Toronto, Canada. One time costs associated with the closure of the facility totaled $0.4 million. The Company and its optical subsidiaries have been sued by the State of California (see Note 7 of the Notes to Condensed Consolidated Financial Statements). Legal costs associated with the defense of this matter totaled $1.3 million in the first six months of fiscal 2003, compared with $0.9 million in the same period last year. Fringe benefits costs increased $1.0 million in the first six months of fiscal 2003, compared to the same period last year. Partially offsetting expense increases were savings from a reduction of $1.9 million in claims processing costs, reduced bonus expense, reduced marketing costs and work force reductions. Marketing costs were $2.3 million lower in the first six months of fiscal 2003, compared to the same period last year. The first six months of fiscal 2002 included charges of $1.0 million for the closure of 12 Target Optical stores. Pearle Vision recorded a gain of $1.0 million on the sale of five company-owned stores to a franchisee during the first six months of fiscal 2003.

     Operating income at Cole Vision decreased to $12.4 million in the first six months of fiscal 2003, compared to $16.2 million in the same period of fiscal 2002. The decrease in revenues at Pearle Vision and lower gross margin rate at Pearle, Cole Licensed Brands and Cole Managed Vision and the costs associated with the closure of the Company’s Canadian lab and manufacturing facility were offset by improved revenues at Cole Licensed Brands and Cole Managed Vision and improvements in the processing cost per claim.

Things Remembered Segment

     Things Remembered revenues were $133.5 million in the first six months of fiscal 2003, compared with $126.8 million in the same period of fiscal 2002, a 5.3% increase. The same-store sales increase of 4.8% and a 34% increase in direct channel revenues were the primary reasons for the increase. Direct channel revenues include revenues from its e-commerce site, www.ThingsRemembered.com, revenues from Things Remembered catalogs and through affiliate programs direct to businesses. Improvements in the average dollar sale were offset by a lower number of transactions and from a reduction in the number of stores operating at the end of the second quarter. Store count at the end of the second quarter of fiscal 2003 was 754 compared to 776 at the end of the second quarter of fiscal 2002 due to store closings.

     Gross margin was $95.9 million in the first six months of fiscal 2003, compared to $92.3 million for the same period last year, an increase of 3.9%. Gross margin as a percent of revenues decreased 1.0% in the first six months of fiscal 2003 compared to the same period of fiscal 2002, primarily from reduced revenues from gift personalization and higher freight costs associated with an increase in customer orders fulfilled by centralized distribution.

     Operating expenses were $88.5 million in the first six months of fiscal 2003, compared to $84.3 million for the same period last year, an increase of 5.0%. Operating expenses as a percent of revenues decreased 0.2% in the first six months of fiscal 2003 compared to the same period of fiscal 2002. Things Remembered incurred incremental advertising costs of $1.1 million for the first six months of fiscal 2003, compared to the same period last year and higher management bonuses totaling $1.0 million were accrued. Store rent and occupancy charges increased $0.9 million primarily due to higher rent and occupancy costs associated with a higher mix of inline mall locations than kiosks. Inline mall locations generally incur higher rent and occupancy costs than kiosks due to higher square footage requirements. Things Remembered recorded higher payroll costs in the first six months of fiscal 2003, compared to the same period last year to support higher revenues and also due to increased payroll hours to comply with state statutory requirements. Workers compensation expense increased $0.8 million in the first six months of fiscal 2003, compared to the same period last year. The increase was due to higher estimated workers compensation obligations utilizing loss development factors prepared by independent third party actuaries. Things Remembered also incurred severance costs related to senior executives in the first six months of fiscal 2003. Partially offsetting the expense increases were charges incurred in the first six months of fiscal 2002 for a new store point of sale system, the implementation of which has been delayed. These costs were not repeated in the second quarter of fiscal 2003. Savings from travel expense, store depreciation and work force reductions taken in fiscal 2002 were also realized.

     Operating income for the first six months of fiscal 2003 was $7.4 million compared to $8.0 million in the same period of fiscal 2002. Increases in revenue were partially offset by the lower gross margin rate, and higher advertising, bonus expense, workers compensation, severance and store rent and occupancy costs.

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

	2003

	Second Quarter	First Six Months

	(In thousands)
Current year same-store sales	$270,147	$522,058
Prior year same-store sales	252,623	505,972
Percent change	6.9%	3.2%
Current year same-store sales	$270,147	$522,058
Adjustment for:
Sales at new and closed stores	4,017	9,107
Extended warranties	(890)	(2,849)
Order vs. customer receipt	(3,457)	(5,483)
Returns, remakes and refunds	(133)	(382)
Other	232	299

Store sales	269,916	522,750
Nonstore revenues	44,860	88,849
Intercompany eliminations	(7,117)	(15,691)

GAAP Basis Net Revenue	$307,659	$595,908

Liquidity and Capital Resources

     The Company’s primary source of liquidity is funds provided from operations of its operating subsidiaries. On June 27, 2003, the Company and its operating subsidiaries amended, restated and extended its working capital line of credit. The maturity date of the credit facility was extended to February 1, 2007 from May 31, 2006. The size of the facility was adjusted to $60.0 million from $75.0 million. In addition, certain financial covenants were amended. As of the end of the second quarter of fiscal 2003, the total commitment was $60.0 million and the availability under the credit facility totaled $45.0 million after reduction for commitments outstanding of $15.0 million under letters of credit. There were no working capital borrowings outstanding at any time during the first six months of fiscal 2003 or fiscal 2002.

     The credit facility, which is guaranteed by Cole National Corporation and the Company, requires the Company and its principal operating subsidiaries to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the Company to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. The Company is in compliance with the covenants in the credit agreement as of the date of this report.

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

     No significant principal payment obligations are due under the Company’s outstanding indebtedness until 2007, when the $125.0 million Senior Subordinated debt is due. The ability of the Company and its subsidiaries to satisfy their obligations will be primarily dependent upon future financial and operating performance of the subsidiaries and upon the Company’s ability to renew or refinance borrowings or raise additional capital through equity financing or sales of assets.

     Operations for the six months of fiscal 2003 used $1.7 million of cash compared with cash provided by operations of $23.2 million in the same period of fiscal 2002. The change in operating cash was primarily attributable to lower operating results as described above in the Results of Operations section of this report and from changes in operating assets and liabilities, which used $4.8 million in the first six months of fiscal 2003, compared with a source of funds of $2.2 million in the first six months of fiscal 2002. Changes in accounts receivable and other assets resulted in a use of funds of $6.6 million in the first six months of fiscal 2003, compared to a use of funds of $2.8 million in the same period last year. The increase in receivables in both periods is due primarily to increased revenues at both Cole Licensed Brands and Cole Managed Vision. Changes in inventories resulted in a use of funds of $9.9 million in the first six months, compared with a use of funds of $6.4 million in the prior year. The increase was primarily due to earlier new product introduction, an increased mix of premium products, additional inventory needed to change the product assortment in the Canadian operations and additional inventory needed to support the increase in store count at Cole Licensed Brands. Changes in accounts payable and accrued liabilities provided $10.9 million in the first six months, compared with $7.2 million in the prior year. The increase was primarily due to the timing of purchases and payments. Changes in accrued and refundable income taxes provided $0.6 million in the first six months of fiscal 2003 compared to $3.0 million in the same period last year. The change was primarily due to a lower current tax provision.

     Net cash from investing activities resulted in a use of funds of $23.9 million for the first six months of fiscal 2003 compared to a use of funds totaling $16.3 million in the same period of fiscal 2002. Capital expenditures, which accounted for most of the cash used for investing, were $15.5 million and $13.9 million in the first six months of fiscal 2003 and 2002, respectively. The majority of capital expenditures for both periods were for store fixtures, equipment and leasehold improvements for new stores and remodeling of existing stores. Expenditures for systems development costs totaled $4.3 million and $2.3 million for the first six months of fiscal 2003 and 2002, respectively. The Company used $3.8 million in the first six months of fiscal 2003 for a contingent payment in connection with the prior acquisition of MetLife’s managed vision business.

     Net cash provided by financing activities totaled $0.6 million in the first six months of fiscal 2003, compared with cash used for financing of $21.3 million in the prior year. In May 2002, the Company issued $150.0 million of 8-7/8% Senior Subordinated Notes due May 2012. The net proceeds of this issuance and cash on hand were used to retire all of the Company’s $150.0 million 9-7/8% Senior Subordinated Notes due 2006. Finance fees and early repayment premiums of the 9-7/8% notes resulted in a net cash usage of $14.2 million. Changes in overdraft balances resulted in a use of funds totaling $3.5 million compared to $5.9 million in the prior year. The change was due to the timing of payments. Changes in the balance to the parent provided $3.7 million in the first six months of fiscal 2003, compared to a use of $1.2 million in the same period last year.

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

Forward Looking Statements

     The same-store sales in the Company’s vision segment increased in the second quarter of fiscal 2003 compared to the same period last year and the Company continues to see that trend in August, with same-store sales for the vision segment increasing in the mid single digits. Things Remembered August’s same-store sales continued their trend from the first six months of fiscal 2003. There is no assurance that these same-store sales trends will continue for the remainder of the third quarter.

     The Company expects that certain cost of revenues and operating expense trends experienced in the first half of fiscal 2003, such as higher managed care claims expense, shrink expense, product costs, workers compensation and occupancy costs, are likely to continue through the second half of fiscal 2003. The Company also expects it will continue to incur legal expenses as a result of the previously disclosed SEC investigation and California lawsuit.

     The Company’s expectations and beliefs concerning the future contained in this document are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecasted due to a variety of factors that can adversely affect the Company’s operating results, liquidity and financial condition such as risks associated with potential adverse consequences of the restatement of the Company’s financial statements, including those resulting from litigation or government investigations, and including the court approval of the proposed settlement of a class action lawsuit related to the restatement; restrictions or curtailment of the Company’s credit facility and other credit situations, costs and other effects associated with the California litigation, the timing and achievement of improvements in the operations of the optical business, the results of Things Remembered, which is highly dependent on the fourth quarter holiday season, the nature and extent of disruptions of the economy from terrorist activities or major health concerns and from governmental and consumer responses to such situations, the actual utilization of Cole Managed Vision funded eyewear programs, the success of new store openings and the rate at which new stores achieve profitability, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationships with host stores and franchisees, the mix of goods sold, pricing and other competitive factors, the seasonality of the Company’s business and the amount payable to Cole National Corporation which is due on demand.

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

     In addition, the Company is exposed to changes in the fair value of its debt portfolio, primarily resulting from the effects of changes in interest rates. The Company utilizes interest rate swaps to manage its exposure and to take advantage of favorable market interest rates. Management believes that its use of these financial instruments is in the Company’s best interest. These agreements require the Company to pay an average floating interest rate based on six month LIBOR plus 4.5375% to a counter party while receiving a fixed rate on $50.0 million of the Company’s $125.0 million 8-5/8% Senior Subordinated Notes due 2007. The agreements mature August 15, 2007 and qualify as fair value hedges. The LIBOR rate is reset in arrears. For the second quarter of fiscal 2003, the market rate for six month LIBOR was 1.15%, which resulted in a rate of 5.6838% applied from February 15, 2003 through August 2, 2003.

     A change in six-month LIBOR would affect the interest cost associated with the $50.0 million notional value of the swap agreements. A 50% change (approximately 65 basis points) in the market rates of interest for six month LIBOR as compared to the 5.6838% rate in effect for the second quarter of fiscal 2003 would increase the Company’s annual interest cost by $0.3 million.

     The Company does not enter into financial instruments for trading purposes.

Item 4. Controls and Procedures

(a)  Attached as Exhibits 31.1 and 31.2 to this Quarterly Report are certifications of the Company’s Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our control evaluation referred to in paragraphs (4) and (5) of the Section 302 Certifications and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

     The Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, of the effectiveness of the Company’s design, operation and effectiveness of its disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer concluded that based on such evaluation, as of August 2, 2003, the Company’s disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)  There have not been any changes in the internal controls or in other factors during the quarter ended August 2, 2003 that have, or are reasonably likely to, materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     As previously reported in the Company’s report on Form 10-Q for the quarter ended May 3, 2003, Cole National Corporation is in the process of settling a class action lawsuit alleging claims for various violations of federal securities laws related to the Company’s publicly reported revenues and earnings. The action, which pleaded claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1993, named the Company and certain present and former officers and directors as defendants, sought unspecified compensatory damages, punitive damages “where appropriate”, costs, expenses and attorneys’ fees. On May 30, 2003, the Company and attorneys for the plaintiffs executed a memorandum of understanding for a settlement to resolve the lawsuit. On July 3, 2003, the Company and attorneys for the plaintiffs executed a formal Stipulation of Settlement. The settlement has received preliminary court approval but remains subject to final court approval following a fairness hearing. A charge of $2,687,500 for the settlement was recorded in the first quarter of fiscal 2003.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits. The following Exhibits are filed herewith and made a part there of:

3.2(ii)	Amended and Restated By-Laws of Cole National Group, Inc., dated July 28, 2003.

10.1	Amended, restated and extended Credit Agreement, dated June 27, 2003, among Cole Vision, Things Remembered and Pearle, Inc. and Canadian Imperial Bank of Commerce.

10.2	Separation Agreement entered into as of July 16, 2003 by and among Cole National Corporation and Jeffrey A. Cole.

10.3	Assignment of Life Insurance Policy, Termination of Split-Dollar Agreement and Satisfaction of Collateral Assignment by and among Cole National Corporation and Jeffrey A. Cole.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed a Form 8-K (Items 7 and 9) on June 17, 2003 announcing financial results for the first fiscal quarter of 2003.

The Company filed a report on Form 8-K (Items 5 and 7) on June 27, 2003 announcing that it had amended, restated and extended its Credit Agreement with bank lenders.

The Company filed a report on Form 8-K (Items 5 and 7) on June 30, 2003 announcing that Cole National Corporation and 1-800-CONTACTS, Inc., had signed a marketing agreement under which customers of 1-800-CONTACTS can receive eye exams at a discount from a network of doctors associated with Cole National’s stores, including Pearle Vision, Sears Optical and Target Optical.

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

COLE NATIONAL GROUP, INC.

By: /s/ Lawrence E. Hyatt Lawrence E. Hyatt Executive Vice President and Chief Financial Officer

By: /s/ Ann M. Holt Ann M. Holt Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date: September 15, 2003

COLE NATIONAL GROUP, INC.
FORM 10-Q
QUARTER ENDED AUGUST 2, 2003

EXHIBIT INDEX

Exhibit
Number	Description

3.2(ii) †	Amended and Restated By-Laws of Cole National Group, Inc., dated July 28, 2003.

10.1†	Amended, restated and extended Credit Agreement, dated June 27, 2003, among Cole Vision, Things Remembered and Pearle, Inc. and Canadian Imperial Bank of Commerce.

10.2†	Separation Agreement entered into as of July 16, 2003 by and among Cole National Corporation and Jeffrey A. Cole.

10.3†	Assignment of Life Insurance Policy, Termination of Split-Dollar Agreement and Satisfaction of Collateral Assignment by and among Cole National Corporation and Jeffrey A. Cole.

31.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed herewith.