Form 10-Q/A
period 2003-11-01
COLE NATIONAL GROUP INC
filed 2004-04-12
CIK 909492

UNITED STATES

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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A amends and restates Items 1 and 2 of Part I contained in the Company’s report on Form 10-Q for the quarterly period ended November 1, 2003 to give effect to the restatement of the Company’s condensed consolidated financial statements for the quarterly period ended November 1, 2003, as discussed in Note 9 to the Notes to Condensed Consolidated Financial Statements. Except as set forth in Items 1 and 2 of Part I below, the Company has not made any changes to, nor updated any disclosures contained in, its Form 10-Q filed December 15, 2003.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
FORM 10-Q/A
QUARTER ENDED NOVEMBER 1, 2003
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	November 1,
	2003
	(As Restated	November 7,	February 1,
	See Note 9)	2002	2003

Assets

Current assets:

Cash and cash equivalents	$25,677	$21,370	$42,001

Accounts receivable, less allowances of $3,831, $2,488 and $3,063, respectively	51,908	48,589	50,954

Current portion of notes receivable	2,367	2,756	4,517

Inventories	140,324	137,875	120,642

Prepaid expenses and other	21,625	25,854	24,210

Deferred income taxes	33,238	28,298	32,116

Total current assets	275,139	264,742	274,440

Property and equipment, at cost	320,720	314,862	312,413

Less — accumulated depreciation and amortization	(200,098)	(193,569)	(192,805)

Total property and equipment, net	120,622	121,293	119,608

Notes receivable, excluding current portion, less allowances of $2,787, $3,806 and $3,010, respectively	5,402	3,320	2,180

Deferred income taxes	31,942	26,233	26,026

Other assets	41,227	45,659	45,449

Other intangibles, net	50,099	46,646	50,903

Goodwill, net	85,737	85,550	85,557

Total assets	$610,168	$593,443	$604,163

Liabilities and Stockholder’s Equity

Current liabilities:

Current portion of long-term debt	$446	$227	$232

Accounts payable	81,764	66,319	67,581

Payable to affiliates, net	84,468	80,013	78,557

Accrued interest	8,442	8,164	7,805

Accrued liabilities	89,088	85,859	92,289

Accrued income taxes	—	—	516

Deferred revenue	41,055	37,754	38,014

Total current liabilities	305,263	278,336	284,994

Long-term debt, net of current portion	276,475	276,254	276,553

Other long-term liabilities	30,976	19,225	36,498

Deferred revenue, long-term	12,855	11,927	11,559

Stockholder’s (deficit) equity	(15,401)	7,701	(5,441)

Total liabilities and stockholder’s equity	$610,168	$593,443	$604,163

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended

	November 1,		November 1,
	2003		2003
	(As Restated,	November 2,	(As Restated,	November 2,
	See Note 9)	2002	See Note 9)	2002

Net revenue	$296,507	$275,501	$892,415	$853,332

Costs and expenses:

Cost of revenues	109,229	98,294	331,336	302,783

Operating expenses	187,671	177,356	564,236	531,545

Total costs and expenses	296,900	275,650	895,572	834,328

Operating income (loss)	(393)	(149)	(3,157)	19,004

Interest and other (income) expense, net:

Interest expense	6,307	6,370	18,768	19,985

Interest and other (income), net	(413)	56	(1,102)	(711)

(Gain) loss on early extinguishment of debt	(15)	—	(15)	11,141

Total interest and other (income) expense, net	5,879	6,426	17,651	30,415

Income (loss) before income taxes	(6,272)	(6,575)	(20,808)	(11,411)

Income tax provision (benefit)	(3,252)	(6,777)	(6,450)	(4,176)

Net income (loss)	$(3,020)	$202	$(14,358)	$(7,235)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Thirty-Nine Week Periods Ended

	November 1,
	2003
	(As Restated,	November 2,
	See Note 9)	2002

Cash flows from operating activities:

Net income (loss)	$(14,358)	$(7,235)

Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:

Depreciation and amortization	29,823	26,837

(Gain) loss on early extinguishment of debt	(15)	11,141

Deferred income tax benefit	(5,921)	(4,025)

Noncash compensation	3,442	(519)

Noncash interest, foreign currency exchange (gains) losses and other, net	(270)	1,030

Increases (decreases) in cash resulting from changes in operating assets and liabilities:

Accounts and notes receivable, prepaid expenses and other assets	2,953	(5,724)

Inventories	(19,295)	(16,333)

Accounts payable, accrued liabilities and other liabilities	1,720	16,003

Accrued interest	637	1,824

Accrued and refundable income taxes	(1,499)	(1,553)

Net cash (used for) provided by operating activities	(2,783)	21,446

Cash flows from investing activities:

Purchases of property and equipment	(22,366)	(33,274)

Systems development costs	(4,912)	(3,671)

Contingent payments for and acquisition of business	(4,048)	(978)

Other, net	(9)	—

Net cash used for investing activities	(31,335)	(37,923)

Cash flows from financing activities:

Repayment of long-term debt	(201)	(158,233)

Proceeds from issuance of long-term debt	—	150,000

Increase (decrease) in overdraft balances	12,138	(6,224)

Advances from (to) parent, net	5,801	(5,117)

Payment of deferred financing fees	(239)	(5,982)

Other, net	295	104

Net cash provided by (used for) financing activities	17,794	(25,452)

Cash and cash equivalents:

Net decrease during the period	(16,324)	(41,929)

Balance, beginning of period	42,001	63,299

Balance, end of period	$25,677	$21,370

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

Total Other Comprehensive Income (Loss)

     Total other comprehensive income (loss) for the 13 and 39 week periods ended November 1, 2003 and November 2, 2002 is as follows (dollars in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net income (loss)	$(3,020)	$202	$(14,358)	$(7,235)

Cumulative translation income	240	276	741	266

Total other comprehensive income (loss)	$(2,780)	$478	$(13,617)	$(6,969)

Stock-Based Compensation

     At November 1, 2003, the Company has various stock-based employee compensation plans which are described more fully in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K. In accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees”, the Company measures compensation expense for employee stock options as the aggregate difference between the market value of Cole National Corporation’s common stock and the exercise price of the options on the date that both the number of shares the grantee is entitled to receive and the exercise price are known. In fiscal 2003, certain stock options were exercised by using a feature permitting a cashless exercise of options through the use of vested options in payment of the exercise price. This feature creates an arrangement that requires variable accounting, beginning with the third quarter of fiscal 2003. Previous to the fiscal 2003 transactions, such options had been accounted for as fixed grants based on the presumption that this feature would not be utilized as evidenced by Cole National Corporation’s historical experience of this feature not being used. For the stock option agreements that have this cashless exercise feature, compensation expense is measured as the amount by which the quoted market value of the shares exceeds the option price at the end of each period. All stock options requiring variable accounting are fully vested. Compensation expense associated with stock options requiring variable accounting was $3.2 million in the third quarter of fiscal 2003.

     The following table illustrates the pro forma effect on net income of the Company had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended

	November 1,	November 2,	November 1,	November 2,
(Dollars in thousands)	2003	2002	2003	2002

Net income (loss), as reported	$(3,020)	$202	$(14,358)	$(7,235)

Additions for stock-based employee compensation expense included in reported net income (loss), net of related taxes	2,067	—	2,067	—

Deductions for total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(150)	(619)	(832)	(1,668)

Net income (loss), pro forma	$(1,103)	$(417)	$(13,123)	$(8,903)

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

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires certain variable interest entities, including certain special purpose entities, to be consolidated by the primary beneficiary if the equity investors in the entity do not have all the essential characteristics of a controlling financial interest or do not have sufficient equity at risk. FIN 46 immediately applies to entities created after January 31, 2003. On October 9, 2003, the FASB deferred the effective date for applying the provision of FIN 46 for existing variable interest entities until the end of the Company’s 2003 fourth quarter. Management is still assessing the impacts of FIN 46 on its condensed consolidated financial statements. However, it is reasonably possible that the synthetic operating lease for the Highland Heights, Ohio facility will require consolidation under FIN 46. The consolidation will result in an additional $2.3 million in assets and liabilities on the consolidated balance sheet.

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

(5) Segment Information

     Information on the Company’s reportable segments is as follows (dollars in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net revenue:

Cole Vision	$239,746	$221,778	$702,119	$672,827

Things Remembered	56,761	53,723	190,296	180,505

Total net revenue	$296,507	$275,501	$892,415	$853,332

Operating income (loss):

Cole Vision	$7,886	$6,054	$20,348	$22,251

Things Remembered	(1,128)	(2,643)	6,232	5,313

Total segment operating income	6,758	3,411	26,580	27,564

Unallocated amounts:

Corporate expenses	7,151	3,560	29,737	8,560

Total operating income (loss)	(393)	(149)	(3,157)	19,004

Interest and other (income) expense, net	5,879	6,426	17,651	30,415

Income (loss) before income taxes	$(6,272)	$(6,575)	$(20,808)	$(11,411)

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

(9) Restatement

      Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended November 1, 2003, the Company determined it needed to change the accounting for certain stock options. In accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees”, the Company measures compensation expense for employee stock options as the aggregate difference between the market value of Cole National Corporation’s common stock and the exercise price of the options on the date that both the number of shares the grantee is entitled to receive and the exercise price are known. In fiscal 2003, certain stock options were exercised by using a feature permitting a cashless exercise of options through the use of vested options in payment of the exercise price. This feature creates an arrangement that requires variable accounting beginning with the third quarter of fiscal 2003. Previous to the fiscal 2003 transactions, such options had been accounted for as fixed grants based on the presumption that this feature would not be utilized as evidenced by Cole National Corporation’s historical experience of this feature not being used. For the stock option agreements that have this cashless exercise feature, compensation expense is measured as the amount by which the quoted market value of the shares exceeds the option price at the end of each period. All variable stock options requiring variable accounting are fully vested. Compensation expense associated with stock options requiring variable accounting was $3.2 million in the third quarter of fiscal 2003.

      As a result, the accompanying condensed consolidated financial statements for the quarterly period ended November 1, 2003 have been restated from the amounts previously reported to appropriately account for this treatment. The following is a summary of the significant effects of the restatement:

	Thirteen Week		Thirty-Nine Week
	Periods Ended		Periods Ended
	November 1, 2003		November 1, 2003

	As Previously		As Previously
(in thousands)	Reported	As Restated	Reported	As Restated

Condensed Consolidated Statement of Operations for the 13 and 39 week periods ended November 1, 2003

Operating expenses	$184,492	$187,671	$561,057	$564,236
Total costs and expenses	293,721	296,900	892,393	895,572
Operating income (loss)	2,786	(393)	22	(3,157)
Income (loss) before income taxes	(3,093)	(6,272)	(17,629)	(20,808)
Income tax provision (benefit)	(1,915)	(3,252)	(5,113)	(6,450)
Net income (loss)	(1,178)	(3,020)	(12,516)	(14,358)

Condensed Consolidated Balance Sheet as of November 1, 2003

Long-term deferred income taxes			$30,605	$31,942
Total assets			608,831	610,168
Stockholder’s equity			(16,738)	(15,401)
Total liabilities and stockholder’s equity			608,831	610,168

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended November 1, 2003, the Company determined it needed to change the accounting for certain stock options. As a result, the accompanying condensed consolidated financial statements for the quarterly period ended November 1, 2003 have been restated from the amounts previously reported to appropriately account for this change. See Note 9 of the Condensed Consolidated Financial Statements for a summary of the significant effects of the restatement.

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

Results of Operations

     The following schedule sets forth certain operating information for the third quarters and the first nine months of fiscal 2003 and fiscal 2002. This schedule and subsequent discussions should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q/A.

	Third Quarter			First Nine Months

	2003	2002	Change	2003	2002	Change

	(Dollars in millions)			(Dollars in millions)

Net revenue:

Cole Vision	$239.7	$221.8	8.1%	$702.1	$672.8	4.4%

Things Remembered	56.8	53.7	5.7	190.3	180.5	5.4

Total net revenue	$296.5	$275.5	7.6%	$892.4	$853.3	4.6%

Gross margin:

Cole Vision	$145.7	$137.6	5.9%	$423.7	$418.7	1.2%

Things Remembered	41.6	39.7	4.9	137.4	131.9	4.2

Total gross margin	$187.3	$177.2	5.7%	$561.1	$550.5	1.9%

Operating expenses:

Cole Vision	$137.8	$131.5	4.8%	$403.3	$396.4	1.7%

Things Remembered	42.7	42.3	1.0	131.2	126.6	3.6

Unallocated corporate expenses	7.2	3.6	101.0	29.8	8.6	247.5

Total operating expenses	$187.7	$177.3	5.8%	$564.3	$531.5	6.2%

Operating income (loss):

Cole Vision	$7.9	$6.0	30.3%	$20.4	$22.3	(8.5)%

Things Remembered	(1.1)	(2.6)	57.3	6.2	5.3	17.3

Unallocated corporate expenses	(7.2)	(3.6)	101.0	(29.8)	(8.6)	247.5

Total operating income (loss)	$(0.4)	$(0.2)	165.5%	$(3.2)	$19.0	(116.6)%

Percentage of net revenue:

Gross margin	63.2%	64.3%	(1.1)	62.9%	64.5%	(1.6)

Operating expenses	63.3	64.4	(1.1)	63.2	62.3	(0.9)

Operating income (loss)	(0.1)%	(0.1)%	0.0	(0.4)%	2.2%	(2.6)

Number of retail locations at the end of the period

Cole Licensed Brands	1,338	1,313

Pearle company-owned	393	415

Pearle franchised	466	447

Total Cole Vision	2,197	2,175

Things Remembered	751	781

Total Cole National	2,948	2,956

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

     Operating expenses were $187.7 million in the third quarter of fiscal 2003, compared with $177.3 million in the same period of fiscal 2002, an increase of 5.8%. Included in operating expense was an increase of $3.6 million in unallocated corporate expenses. Unallocated corporate expenses included compensation expense of $3.2 million for variable stock options having a feature permitting the use of vested options in payment of the exercise price. In fiscal 2003, certain stock options were exercised by using this feature. Previous to fiscal 2003 such options had been accounted for as fixed grants based on the presumption that this feature would not be utilized as evidenced by the Cole National Corporation’s historical experience of this feature not being used, therefore no compensation expense was recorded. The utilization of this feature in fiscal year 2003 created an arrangement that requires variable accounting, beginning with the third quarter of fiscal 2003. The Company incurred incremental legal and professional fees of $0.8 million related to the reaudit and restatement of its financial statements and the resulting SEC investigation. The Company incurred incremental audit and professional fees of $0.5 million in the third quarter of fiscal 2003, compared to the same period last year. The increase was due to higher audit costs of $0.3 million and higher expenses of $0.2 million required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company incurred in the third quarter of fiscal 2002 executive severance costs of $0.7 million and expenses totaling $0.3 million associated with the closing of the corporate office and relocating it to the Company’s facility in Twinsburg, Ohio, which were not repeated in the third quarter of fiscal 2003.

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

     Operating loss was $0.4 million in the third quarter of fiscal 2003, compared to an operating loss of $0.2 million in the same period of fiscal 2002. The change was attributable to higher unallocated corporate expenses related to variable stock options and expenses related to legal and professional costs for the restatement and reaudit and higher professional fees. These costs were partially offset by improvements in net revenues and savings from lower bonus expenses and workforce reductions taken in fiscal 2002.

     Interest and other (income) expense, net, was $5.9 million for the third quarter of fiscal 2003, compared to $6.4 million for the same period of fiscal 2002. The Company recorded higher interest income from investments in the third quarter of fiscal 2003 compared to the same period last year.

     The Company recorded a tax benefit based on its estimated annual effective rate of 31%. The quarterly rate reflects the cumulative impact of changing the estimated annual effective rate from 22% in the second quarter of fiscal 2003 to 31%. Additionally, the estimated lower effective tax rate in fiscal 2003 compared to fiscal 2002 is based on the expected full year results and the impact of certain nondeductible expenses.

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

     Operating expenses were $564.3 million in the first nine months of fiscal 2003, compared with $531.5 million in the same period of fiscal 2002, an increase of 6.2%. Included in operating expense was an increase of $21.2 million in unallocated corporate expenses. The Company’s former Chairman and Chief Executive Officer retired at the annual meeting of shareholders on June 25, 2003 and the Company fulfilled its obligation, including certain contingent obligations, under his employment agreement and for retirement and life insurance benefits. These obligations required a one-time cash payment of $11.9 million with a charge to operating expenses in the second quarter of fiscal 2003 of $9.2 million. The Company incurred incremental charges of $5.1 million for legal and professional fees primarily related to the reaudit and restatement of its financial statements and the resulting SEC investigation. Unallocated corporate expenses included compensation expense of $3.2 million for variable stock options having a feature permitting the use of vested options in payment of the exercise price. In fiscal 2003, certain stock options were exercised by using this feature. Previous to fiscal 2003, such options had been accounted for as fixed grants based on the presumption that this feature would not be utilized as evidenced by the Cole National Corporation’s historical experience of this feature not being used, therefore no compensation expense was recorded. The utilization of this feature in fiscal year 2003 created an arrangement that requires variable accounting, beginning with the third quarter of fiscal 2003. Settlement costs related to the class action lawsuit, alleging claims of various violations of federal securities laws related to the Company’s publicly reported revenues and earnings totaled $2.7 million. The Company incurred incremental professional and legal fees of $1.1 million related to recent management changes and management initiatives. The Company incurred incremental audit and professional fees of $0.5 million in the first nine months of fiscal 2003, compared to the same period last year. The increase was due to higher audit costs of $0.3 million and higher expenses of $0.2 million required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company incurred in the third quarter of fiscal 2002 executive severance costs of $0.7 million and expenses totaling $0.3 million associated with the closing of the corporate office and relocating it to the Company’s facility in Twinsburg, Ohio, which were not repeated in the first nine months of fiscal 2003.

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

     Operating loss was $3.2 million in the first nine months of fiscal 2003, compared to an operating income of $19.0 million in the same period of fiscal 2002. Increases in unallocated corporate expenses totaling $21.2 million and higher operating expenses from the Company’s Canadian operations were the primary reason for the decrease in operating results.

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

     The Company recorded a tax benefit based on its estimated annual effective rate of 31%. The estimated lower effective tax rate in fiscal 2003 compared to fiscal 2002 is based on the expected full year results and the impact of certain nondeductible expenses.

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

     Operations for the first nine months of fiscal 2003 used $2.8 million of cash compared with cash provided by operations of $21.4 million in the same period of fiscal 2002. The change in operating cash was primarily attributable to lower operating results as described above in the Results of Operations section of this report and from changes in operating assets and liabilities, which used $15.5 million in the first nine months of fiscal 2003, compared with $5.8 million in the first nine months of fiscal 2002. Changes in accounts payable and accrued liabilities provided $1.7 million in the first nine months of fiscal 2003, compared with $16.0 million in the prior year. The decrease was primarily due to the timing of purchases and payments. Changes in inventories resulted in a use of funds of $19.3 million in the first nine months, compared with $16.3 million in the prior year. The increase was primarily due to an increased mix of premium products, additional inventory needed to change the product assortment in the Canadian operations, and additional inventory needed to support the increase in store count at Cole Licensed Brands. Changes in accounts receivable and other assets resulted in a source of funds of $3.0 million in the first nine months of fiscal 2003, compared to a use of funds of $5.7 million in the same period last year. The Company received $1.3 million in the first nine months of fiscal 2003 from interest rate swap agreements. The change compared to the prior year is due primarily to improved receivable collection at Cole Managed Vision. Noncash compensation was $3.4 million the first nine months of fiscal 2003 compared to $0.5 million for the same period last year. The increase was due primarily to compensation expenses for variable stock options.

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

Item 4. Controls and Procedures

     (a)  Attached as Exhibits 31.1 and 31.2 to this Quarterly Report are certifications of the Company’s Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This portion of our Quarterly Report on Form 10-Q/A is our disclosure of the results of our control evaluation referred to in paragraphs (4) and (5) of the Section 302 Certifications and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits. The following Exhibits are filed herewith and made a part hereof:

10.1*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Lawrence Hyatt.

10.2*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Leslie Dunn.

10.3*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Patricia Luzier.

10.4*	Multi-Year Performance Incentive Bonus Addendum between Cole National Corporation and Larry Pollock, dated November 26, 2003.

10.5*	First Amendment to the Second Credit Agreement, dated October 30, 2003, among Cole Vision Corporation, Things Remembered, Inc., Pearle, Inc., and Canadian Imperial Bank of Commerce.

10.6*	Letter of Credit Reimbursement and Security agreement between Cole National Corporation and Key Bank National Association, dated November 3, 2003.

10.7*	Addendum to Letter Agreement dated May 15, 2000 between Cole National Corporation and Ann M. Holt.

10.8*	Addendum to Letter Agreement dated March 27, 1993 between Cole National Corporation and Joseph Gaglioti.

31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

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

The Company furnished a report on Form 8-K (Items 7 and 12) on September 16, 2003 announcing financial results for the second fiscal quarter of 2003.

*	Filed with the original Form 10-Q filed on December 15, 2003.

†	Filed herewith.

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

COLE NATIONAL GROUP, INC.

By: /s/ Lawrence E. Hyatt Lawrence E. Hyatt Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

By: /s/ Ann M. Holt Ann M. Holt Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date: April 12, 2004

COLE NATIONAL GROUP, INC.
FORM 10-Q/A
QUARTER ENDED NOVEMBER 1, 2003

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Lawrence Hyatt.

10.2*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Leslie Dunn.

10.3*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Patricia Luzier.

10.4*	Multi-Year Performance Incentive Bonus Addendum between Cole National Corporation and Larry Pollock, dated November 26, 2003.

10.5*	First Amendment to the Second Credit Agreement, dated October 30, 2003, among Cole Vision Corporation, Things Remembered, Inc., Pearle, Inc., and Canadian Imperial Bank of Commerce.

10.6*	Letter of Credit Reimbursement and Security agreement between Cole National Corporation and Key Bank National Association, dated November 3, 2003.

10.7*	Addendum to Letter Agreement dated May 15, 2000 between Cole National Corporation and Ann M. Holt.

10.8*	Addendum to Letter Agreement dated March 27, 1993 between Cole National Corporation and Joseph Gaglioti.

31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the original Form 10-Q filed on December 15, 2003.

†	Filed herewith