Form 10-K
period 2004-01-31
COLE NATIONAL GROUP INC
filed 2004-04-12
CIK 909492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2004,

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to              .

Commission file number 33-66342

COLE NATIONAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1744334 (I.R.S. Employer Identification No.)

1925 Enterprise Parkway, Twinsburg, Ohio (Address of principal executive offices)	44087 (Zip Code)

Registrant’s telephone number, including area code: (330) 486-3100

Securities registered pursuant to section 12(b) of the act: None

Securities registered pursuant to section 12(g) of the act: None

     The registrant meets the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form in the reduced disclosure format.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES ☒ NO ☐.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference to in Part III of this Form 10-K OR any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒ NO ☐.

     All of the outstanding capital stock of the registrant is held by Cole National Corporation.

     As of March 31, 2004, 1,100 shares of the registrant’s common stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Forward Looking Statements

     Cole National Group Inc.’s (including its direct and indirect subsidiaries and predecessor companies, the “Company”) expectations and beliefs concerning the future contained in this document are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecasted due to a variety of factors that can adversely affect the Company’s operating results, liquidity and financial condition such as risks associated with potential adverse consequences of the restatement of the Company’s financial statements, including those resulting from litigation or government investigations, restrictions or curtailment of the Company’s credit facility and other credit situations, costs and other effects associated with the California litigation, risks that the contemplated merger between Cole National Corporation and Luxottica Group S.p.A. will not be completed, uncertainty as to the timing of obtaining regulatory approvals and clearance for the Merger, the timing and achievement of improvements in the operations of the optical business, the results of Things Remembered, which is highly dependent on the fourth quarter holiday season, the nature and extent of disruptions of the economy from terrorist activities or major health concerns and from governmental and consumer responses to such situations, the actual utilization of Cole Managed Vision funded eyewear programs, the success of new store openings and the rate at which new stores achieve profitability, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, costs and other effects associated with litigation, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationships with host stores, franchisees and managed care clients, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company’s business.

PART I

Item 1. Business

General

     On January 26, 2004, Cole National Corporation (the “Parent”) announced that it entered into a definitive merger agreement with the Luxottica Group S.p.A (the “Merger”). Under the agreement, Luxottica Group will acquire all of the outstanding shares of the Parent for a cash purchase price of $22.50 per share, together with the purchase of all outstanding options and similar equity rights at the same price per share, less their respective exercise prices, for a total price of approximately $400 million. The Merger is subject to the approval of the Parent’s stockholders and the satisfaction of other customary conditions, including compliance with applicable antitrust clearance requirements. On February 27, 2004 the Parent and Luxottica Group filed pre-merger notifications with the U.S. antitrust authorities pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“the HSR Act”). On March 30, 2004 the Parent and Luxottica Group jointly announced that they had received a request from the Federal Trade Commission (FTC) for additional information and documentary material with respect to the Merger. Accordingly, the waiting period under the HSR Act has been extended until the 30th day after the date of substantial compliance with the request by both parties, unless earlier terminated by the FTC. A special meeting of the Parent’s stockholders to consider and vote upon the Merger is scheduled for April 20, 2004. The transaction is currently expected to close in the second half of 2004.

     Cole National Group, Inc., a wholly owned subsidiary of Cole National Corporation, was incorporated as a Delaware corporation in 1984 as a successor to companies that began operations approximately 60 years ago. Cole National Group, Inc., is a leading provider of vision care products and services, including managed vision care programs, and personalized gifts with 2,925 retail locations in 50 states, Canada and the Caribbean. Unless the context otherwise requires, references herein to the “Company” include Cole National Group, its direct and indirect subsidiaries, and its predecessor companies. The Company’s retail vision locations do business primarily under the names “Pearle Vision”, “Sears Optical”, “Target Optical” and “BJ’s Optical” and its managed vision care programs are offered primarily through Cole Managed Vision. Collectively these businesses are referred to herein as “Cole Vision.” Personalized gifts are offered through retail locations, e-commerce and catalogs by Things Remembered. The Company believes that, based on industry data, it is the third largest retail optical company in the United States and operates the only nationwide chain of personalized gift stores. The Company differentiates itself from other specialty retailers by providing value-added services at the point of sale at all of its retail locations.

     The Company electronically files its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports with the Securities and Exchange Commission.

Cole Vision

     The Company’s Cole Vision segment contributed 77% of the Company’s net revenue in fiscal 2003 through the operations of 2,197 Company-owned and franchised retail locations throughout the United States, Canada, and the Caribbean as of January 31, 2004 and through Cole Managed Vision programs that provide vision care benefits to participants through access to networks of Company-owned, franchised and third-party optical locations.

Cole Licensed Brands

     Cole Licensed Brands operates principally under the “Sears Optical”, “Target Optical” and “BJ’s Optical” names. As of January 31, 2004, Cole Licensed Brands operated 1,337 retail locations in 47 states and Canada, including 831 departments on the premises of Sears department stores, 108 freestanding Sears Optical stores, 265 departments in Target stores and 133 departments in BJ’s Wholesale Club stores. Retail locations are generally operated under a lease or license arrangement through which the host store collects the sales receipts, retains an agreed upon percentage of sales and remits the remainder on a weekly or monthly basis.

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

     Each of the United States and Canadian retail locations is computer-linked to six centralized laboratory facilities, which grind, cut and fit lenses to order and ship them to the stores. Next-day delivery can be provided on most eyewear when requested by customers. All of the frames and most lenses used in eyeglasses are purchased from outside suppliers, both in the United States and several foreign countries.

     A variety of marketing and promotional efforts, primarily television, newspaper, host advertising, direct mail, and yellow pages are used to build and maintain the customer base for each of the Cole Licensed Brands stores. Host advertising includes the placement of promotional material within sales circulars or credit card billings sent out by the host store to its customers.

     The Company believes it has developed excellent relationships with the host stores in which Cole Licensed Brands operates. The Company has maintained its relationships in the optical business with Sears for over 40 years. Although leases and licenses with Sears are terminable upon relatively short notice, Cole Licensed Brands has never had a lease terminated other than in connection with a store closing, relocation or major remodeling.

Pearle

     Pearle Vision (Pearle) operates 379 Company-owned and 481 franchised stores located in 45 states, Canada, and the Caribbean. Most Pearle stores operate in either an “Express” or “Mainline” store format. Express stores contain a full surfacing lab that can produce most glasses in approximately one hour. Mainline stores can produce over 40% of prescriptions on-site in approximately one hour. At January 31, 2004, 235 of the Company-owned stores and 154 of the franchised stores were Express, with most of the balance being Mainline.

     Although the Express and Mainline stores are capable of producing glasses in approximately one hour, the Company does not believe that this capability is important to most Pearle customers. During 2003, approximately 18% of the prescription eyeglasses sold by Company-owned Pearle stores were produced in the stores and available the same day as ordered, of which less than half were available within one hour. The remaining 82% of prescriptions were not available for the customer the same day as ordered, and were either produced in the store, or at Pearle’s central laboratory in Dallas, Texas.

     The Express stores typically are located in high-traffic freestanding strip centers or mall locations with most stores averaging 3,500 square feet. The Express stores are usually staffed with a manager and a support staff of four to eight associates. Mainline stores have an average size of 2,400 square feet and are also located in freestanding buildings, or in smaller strip or regional centers. Mainline stores are usually staffed with a manager and two or three associates. Exams are available in or next to most Pearle stores by on-site doctors of optometry with approximately 70% of doctors in Company-owned stores leasing space from Pearle on an independent basis. Most of the remaining doctors are direct employees of Pearle. In California, eye exams are provided by doctors of optometry employed by Pearle Vision Care, Inc., a licensed health care service plan.

     Pearle’s marketing strategy employs a wide range of media at both the national and local levels. The franchised and Company-owned stores each contribute a percentage of revenues to Pearle’s marketing budget with a significant amount of Pearle’s marketing expenditures devoted to print, television and direct mail. Pearle’s brand positioning of high quality eyecare products and services has been reinforced by an advertising and promotions program, which includes Pearle’s long-standing advertising slogan: “Nobody Cares for Eyes More Than Pearle.”

     Pearle operates a central lab and distribution center in Dallas, Texas that inventories and distributes a comprehensive product line, including frames, eyeglass lenses, contact lenses, optical supplies and eyewear accessories, to Company-owned and franchised locations.

     Pearle has maintained a franchise program since 1980. Most of the franchised stores are single store franchise operations, with no franchisee operating more than ten stores. Each franchisee must enter into a franchise agreement requiring payment of an initial franchise fee. The term of the typical franchise agreement is equal to the lesser of ten years or the term of the underlying base lease. Royalty and advertising contributions typically have been based on a percentage of the franchisee’s gross revenues from the retail operation, excluding nonsurgical professional fees. The total monthly advertising contribution is distributed to Pearle’s system-wide advertising fund and the local co-op market advertising fund. Franchisees are generally eligible to participate in Cole Vision’s managed vision care programs. In fiscal 2003, 14 new franchise locations were opened, 11 Company-operated locations were sold to franchisees, one franchise location was converted to a Company-operated location and seven franchise locations closed.

Cole Managed Vision

     Recognizing the role that managed health care would play in the coming years, in 1988 Cole Vision Corporation created Cole Managed Vision (CMV) to bring its own unique capabilities to the vision benefit marketplace, and to provide an additional source of customers for the Company’s owned and franchised retail locations. Since then, CMV has been developing, marketing, and administering group vision benefit programs for employers, health plans and associations nationwide. Today, CMV manages funded benefits for approximately 13 million participants, and discount benefits for more than 80 million participants. Managed vision care participants comprise over a third of Cole Vision’s retail customers.

Things Remembered

     Things Remembered contributed 23% of the Company’s net revenue in fiscal 2003. As of January 31, 2004, Things Remembered operated 728 inline stores and kiosks located in large, enclosed shopping malls located in 47 states. Each location carries a wide assortment of engraveable items and provides “while you shop” personalization services for any occasion including holiday, wedding, business recognition and other special occasion gift events. Engraving is offered for items purchased at the store as well as for items purchased elsewhere. Customers can also purchase Things Remembered’s broad gift assortment through its catalogs (1-800-274-7367) and its e-commerce site, http://www.thingsremembered.com.

     Merchandise sold at Things Remembered stores and through the catalog and internet consists of a broad selection of moderately priced gift categories and items at prices generally ranging from $15 to $150. The gift offerings include writing instruments, desk accessories such as desk sets, recognition plaques and awards; women’s gifts which include sterling jewelry, jewelry boxes, and keepsake boxes; men’s gifts which include barware, valet boxes, and leather goods; gifts for newborns and children including baby cups, rattles and jewelry as well as apparel and quilts. Gifts for the home include glassware, clocks, frames, albums and a special assortment of holiday gifts such as ornaments and other collectible items. Gifts for pets include food bowls, treat jars and pet throws. Things Remembered features brand name merchandise as well as higher margin private label merchandise. Engraving for all hardline merchandise is offered at all locations. Personalization of softline merchandise, such as throws, pillows, polo shirts, bathrobes, canvas totes and baby blankets are available from all locations with personalization provided from a central fulfillment facility.

     At January 31, 2004, Things Remembered locations consisted of 464 inline stores and 264 kiosks. The typical inline store consists of about 1,300 square feet, while kiosks, which are units generally located in the center of the common mall area, are typically 200 square feet.

     Things Remembered locations are usually operated by one or two employees during nonpeak periods and up to 15 employees during the peak fourth quarter holiday season. Locations typically employ a store manager on a full-time basis, an assistant store manager on a full-time or part-time basis, and the balance of employees as part-time sales associates.

     All locations are equipped with computerized engravers and some locations have key duplicating machines. Most stores also have equipment for etching glassware items. All locations are equipped with point-of-sale terminals.

     Most of the Things Remembered’s store merchandise is shipped through its centralized warehouse and distribution facility located near Youngstown, Ohio. The warehouse utilizes a computerized carousel system to automate the process of locating merchandise needed to fulfill store orders. The warehouse also has systems and support capabilities to fulfill e-commerce and catalog orders within 72 hours.

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

Competition

     The Company operates in highly competitive businesses. Cole Vision competes with other optical companies, private ophthalmologists, optometrists and opticians and health maintenance organizations (“HMOs”) and other managed vision care companies in a highly fragmented marketplace on the basis of the services it provides, as well as price and product quality. In addition, Pearle competes on the basis of its highly recognized brand name, superior customer service and large merchandise assortment. The Company believes that, based on industry data, Cole Vision is the third largest optical retail company in the United States. Although Things Remembered operates the only nationwide chain of gift stores offering “while you shop” gift engraving, key duplicating, glass etching and monogramming, as well as related merchandise, it competes with many other retailers that sell gift items. Things Remembered competes with such other retailers primarily on the basis of the value-added point of sale services, as well as price and product quality. Some competitors have greater financial resources than the Company.

Employees

     As of January 31, 2004, the Company and its subsidiaries had approximately 9,330 full-time employees. This full-time work force is supplemented by 4,379 part-time and seasonal employees. Approximately 116 Pearle employees are represented by labor unions. The Company considers its present labor relations to be satisfactory.

Segment Information

     Information for the Company’s two reportable segments and geographical information are contained in Note 7 of the Notes to Consolidated Financial Statements.

Item 2. Properties

     All Cole Licensed Brands retail locations are leased or operated under a license with the host store, and none of the individual retail locations are material to operations. Leases for departments operated in Sears stores are terminable upon relatively short notice. Freestanding stores operated under the name “Sears Optical” are leased for terms which average five years. The leases for departments operated in BJ’s Wholesale Club stores expire in April 2006. The licenses for departments operated in Target stores expire in May 2007, and under certain circumstances may be extended at the Company’s option.

     Cole Licensed Brands leases six optical laboratory facilities, located in Columbus, Ohio; Knoxville, Tennessee (two); Memphis, Tennessee; Salt Lake City, Utah; and Richmond, Virginia, pursuant to leases expiring (including renewal options) between 2006 and 2017.

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

     In the second quarter of fiscal 2003 the Company closed its manufacturing and distribution facility in Toronto, Canada. The operations of this facility were absorbed by the Company’s facility in Knoxville, TN. A small headquarters and distribution facility is leased in Canada.

     Leases for Things Remembered inline stores and kiosks are generally for terms of ten and five years, respectively. Things Remembered’s home office functions are located in a 50,000 square foot leased facility in Highland Heights, Ohio. The lease expires (including renewal options) in 2007. Things Remembered leases its 210,000 square foot warehouse and distribution facility located near Youngstown, Ohio. The lease expires in 2013 and includes three options to renew for five-year terms.

Item 3. Legal Proceedings

     From time to time during the ordinary course of business, the Company may be threatened with, or may become a party to, a variety of legal actions and other proceedings incidental to its business.

     The Company and its optical subsidiaries have been sued by the State of California, which alleges claims for various statutory violations related to the operation of 23 Pearle Vision Centers in California. The claims include untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises of a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships between dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief. In July 2002, the State of California obtained a preliminary injunction to enjoin certain advertising practices and from charging dilation fees. The trial court’s decision was appealed by both the Company and the State. On November 26, 2003, the appellate court ruled on the appeal in a manner adverse to the Company with respect to continued advertising in California by Pearle Vision that expressly or implicitly advertises the furnishing of optometric services, disallowing continued advertising of the availability of optometric services with a disclaimer that had been previously approved by the trial court. The appellate court ruled in the Company’s favor with respect to charging dilation fees. On March 3, 2004, the California Supreme Court granted the Company’s petition for review of the Appellate Court’s decision. Although the Company believes that its advertising and operational practices in California complied with California law, the appellate ruling may, if unmodified by the Supreme Court, compel the Company to modify or close its activities in California. Further, the Company might be required to pay damages and or restitution in a currently undeterminable amount, the cost of which might have a material adverse effect on the Company’s operating results and cash flow in one or more periods.

     Things Remembered, Inc. settled a class action complaint in California alleging that the putative class (alleged to include 200 members) were improperly denied overtime compensation in violation of California law. The action sought unspecified damages, interest, restitution, as well as declaratory and injunctive relief and attorneys’ fees. On February 3, 2003, Things Remembered and the plaintiffs reached an agreement to resolve the lawsuit for $562,500. Preliminary approval was received from the Court on August 1, 2003. On December 3, 2003, the Court approved final settlement of the lawsuit. A liability of $562,500 was recorded in the fourth quarter of fiscal 2002 and paid in the first quarter of fiscal 2004.

     Following the Company’s announcement in November 2002 of the restatement of the Company’s financial statements, the Securities and Exchange Commission began an investigation into the Company’s previous accounting. The course of this investigation or other litigation or investigations arising out of the restatement of the Company’s financial statements cannot be predicted. In addition, under certain circumstances the Company would be obliged to indemnify the individual current and former directors and officers who are named as defendants in litigation or who are or become involved in an investigation. The Company believes it has insurance that should be available with respect to a portion of its indemnification obligations. If the Company is unsuccessful in defending against the current investigation or any litigation, there may be a material adverse effect on the Company’s financial condition, cash flow and results of operations.

     The Company has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants’ use of bar code technology in the United States District Court of Arizona, known as Lemelson Medical, Education & Research Foundation, Limited Partnerships v. CompUSA, Inc. et. al., No. Civ. 00-0663. A stay of the proceeding has been sought and was granted, in deference to prior pending declaratory judgment suits brought by the manufacturers and suppliers of the implicated technology seeking to declare the patents in suit not infringed. On January 23, 2004, a court in Nevada entered a memorandum of decision in favor of a manufacturer declaring the Lemelson patents not infringed. This judgment is expected to be appealed by the Lemelson Partnership, and the Arizona infringement litigation against the Company will remain stayed pending the final resolution any such appeal; however, this trial court decision favors the Company and its defenses. The Company believes it has available defenses and does not expect any liability. However, if the Company were to be found liable for an infringement, it might have a material adverse effect on the Company’s operating results and cash flow in the period incurred.

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

     The indentures pursuant to which the 8-5/8% Senior Subordinated Notes due 2007 and the 8-7/8% Senior Subordinated Notes due 2012 were issued contain certain optional and mandatory redemption features and other financial covenants, including restrictions on the ability of the Company to incur additional indebtedness, pay dividends or make other restricted payments to Cole National Corporation. The indentures also permit payments to Cole National Corporation for certain tax obligations and for administrative expenses not to exceed 0.25% of the Company’s net sales.

     The Company has no equity compensation plans under which securities of the Company are authorized for issuance.

Item 6. Selected Financial Data

     Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     On January 26, 2004, Cole National Corporation announced that it entered into a definitive merger agreement with the Luxottica Group S.p.A. Under the agreement, Luxottica Group will acquire all of the outstanding shares of the Parent for a cash purchase price of $22.50 per share, together with the purchase of all outstanding options and similar equity rights at the same price per share, less their respective exercise prices, for a total price of approximately $400 million. The merger is subject to the approval of the Parent’s stockholders and the satisfaction of other customary conditions, including compliance with applicable antitrust clearance requirements. On February 27, 2004 the Parent and Luxottica Group filed pre-merger notifications with the U.S. antitrust authorities pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“the HSR Act”). On March 30, 2004 the Parent and Luxottica Group jointly announced that they had received a request from the Federal Trade Commission (FTC) for additional information and documentary material with respect to the Merger. Accordingly, the waiting period under the HSR Act has been extended until the 30th day after the date of substantial compliance with the request by both parties, unless earlier terminated by the FTC. A special meeting of Parent’s stockholders to consider and vote upon the merger is scheduled for April 20, 2004. The transaction is currently expected to close in the second half of 2004.

Overview

     Cole National Group, Inc., a wholly owned subsidiary of Cole National Corporation, is a leading provider of optical products and services and personalized gifts. The Company sells its products and services through 2,444 Company-owned retail locations and 481 franchised locations in 50 states, Canada and the Caribbean.

     Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 31, 2004 is referred to as “fiscal 2003”. Fiscal 2003, fiscal 2002 and fiscal 2001 each consisted of a 52-week period.

     The Company has two reportable segments, Cole Vision and Things Remembered. Most of Cole Vision’s revenue represents sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle Vision retail locations. Cole Vision revenue also includes sales of merchandise to franchisees, royalties based on franchise sales and initial franchise fees for Pearle Vision and capitation revenue, administrative service fee revenue and discount program service fees from its Cole Managed Vision business.

     Things Remembered’s revenue represents sales of engraveable gift merchandise, personalization and other services primarily through retail in-line stores and kiosks. Things Remembered revenue also includes direct sales through its e-commerce site, http://www.ThingsRemembered.com, sales through Things Remembered catalogs and through third party partner programs.

     Beginning in early 2000, management of the Company initiated a comprehensive effort to improve financial performance by rethinking all aspects of how the Company conducts its business. The strategies implemented by management since that time are based upon the following fundamental building blocks:

•	Developing business units that give clear focus to its different businesses;

•	Getting the right people in the right positions so that they can do the best job possible;

•	Developing and executing plans that are both strategic and tactical;

•	Staying focused on the customer – who they are and why, when, where, and how they buy, and;

•	Changing the corporate culture to one of greater accountability

     Since adopting this approach, the Company has fine-tuned its plans on many occasions, making adjustments in response to market conditions and the external environment. However, the overall direction has remained constant, and the Company believes that its strategies have generally been successful. One way that the Company measures its progress in the vision segment is by comparing its same store sales growth with the sales growth in the overall optical retail industry as reported by Jobson Optical Research Group. As indicated by the table below, the Company’s vision segment same store sales grew faster than the industry in fiscal 2003, 2002 and 2001.

Percentage Growth in Sales

	Cole Vision Segment	Optical Retail Industry(1)	Difference
2001	2.6%	(3.7)%	6.3 pts
2002	3.3%	1.5%	1.8 pts
2003	3.8%	0.6%	3.2 pts

     (1) As reported by Jobson Optical Research Group

     Things Remembered also grew same store sales in fiscal 2003, despite a difficult retail environment by developing new product lines, including children’s, pet accessories, sterling silver jewelry, gift bags and spa/resort. Their direct channel business grew at 44% and 36%, in fiscal 2003 and 2002, respectively as Things Remembered continues to tap into new avenues of selling to its customers.

     The Company has faced many challenges over the past two years. On October 8, 2003 Cole National Corporation announced that it had received an unsolicited offer to acquire the Parent, and that its Board of Directors had formed a Special Committee of independent directors on July 28, 2003 to evaluate the Company’s strategic alternatives. The work of this committee resulted in the definitive merger agreement between the Parent and Luxottica Group S.p.A. Further information regarding this agreement can be found in Note 10 of the Notes to Consolidated Financial Statements included in this Form 10-K and in the definitive proxy statement filed by the Parent on March 15, 2004. The Company’s former Chairman and Chief Executive Officer retired at the annual meeting of shareholders on June 25, 2003. With the filing of its Form 10-K for the 2002 fiscal year on May 16, 2003, the Company completed a restatement of its financial results beginning in 1998, which also required re-audits of fiscal years 2000 and 2001. As a result of the restatement, the Parent was named as a defendant in a class action lawsuit, and the Company is the subject of an SEC investigation. The class action lawsuit was resolved and the Court approved final settlement on September 29, 2003. The SEC investigation is ongoing. Despite these challenges and potential distractions, the Company has continued to grow the business by focusing on the fundamental building blocks discussed above. Further information about these matters and the Company’s performance is included below.

Results of Operations

     The following schedule sets forth the results from continuing operations for the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002. This schedule and subsequent discussions should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.

	Fiscal Year			% Change Fav/(Unfav)
				2003 vs.	2002 vs.
(Dollars in millions)	2003	2002	2001	2002	2001
Net revenue:
Cole Vision	$919.5	$877.5	$836.8	4.8%	4.9%
Things Remembered	282.3	270.6	272.3	4.3	(0.6)

Total net revenue	$1,201.8	$1,148.1	$1,109.1	4.7%	3.5%

Gross margin:
Cole Vision	$553.3	$543.8	$519.9	1.7%	4.6%
Things Remembered	199.7	192.1	193.8	4.0	(0.9)

Total gross margin	$753.0	$735.9	$713.7	2.3%	3.1%

Operating expenses:
Cole Vision	$528.4	$513.2	$500.7	(3.0)%	(2.5)%
Things Remembered	178.3	177.0	168.8	(0.7)	(4.9)
Unallocated corporate expense	34.3	17.4	9.5	(97.4)	(81.0)

Total operating expenses	$741.0	$707.6	$679.0	(4.7)%	(4.2)%

Goodwill and tradename amortization:
Cole Vision	$—	$—	$4.1	—%	(100.0)%
Things Remembered	—	—	0.9	—	(100.0)

Total goodwill and tradename amortization	$—	$—	$5.0	—%	(100.0)%

Operating income:
Cole Vision	$24.9	$30.6	$15.1	(18.7)%	102.4%
Things Remembered	21.4	15.1	24.1	42.3	(37.6)
Unallocated corporate expense	(34.3)	(17.4)	(9.5)	(97.4)	(81.0)

Total operating income	$12.0	$28.3	$29.7	(57.5)%	(4.7)%

     Information on the number of the Company’s retail locations by business open at January 31, 2004, February 1, 2003 and February 2, 2002 is presented below:

	Fiscal Year
	2003	2002	2001
Number of retail locations at the end of the period
Sears Optical	939	943	942
Target Optical	265	241	224
BJ’s Optical	133	126	116

Total Cole Licensed Brands	1,337	1,310	1,282
Pearle Company-owned	379	400	423
Pearle franchised	481	464	440

Total Cole Vision	2,197	2,174	2,145
Things Remembered	728	770	774

Total Cole National	2,925	2,944	2,919

     Results of operations below are reflected as a percentage of net revenues. Data for the Cole Vision and Things Remembered segments are shown as a percentage of their respective net revenues. Unallocated corporate expenses and classification totals are shown as a percentage of total net revenues.

	Fiscal Year
	2003	2002	2001
Gross margin:
Cole Vision	60.2%	62.0%	62.1%
Things Remembered	70.8%	71.0%	71.2%
Total gross margin	62.7%	64.1%	64.3%
Operating expenses:
Cole Vision	57.5%	58.5%	59.8%
Things Remembered	63.2%	65.4%	62.0%
Unallocated corporate expense	2.9%	1.5%	0.9%
Total operating expenses	61.7%	61.6%	61.2%
Goodwill and tradename amortization:
Cole Vision	0.0%	0.0%	0.5%
Things Remembered	0.0%	0.0%	0.3%
Total goodwill and tradename amortization	0.0%	0.0%	0.5%
Operating income:
Cole Vision	2.7%	3.5%	1.8%
Things Remembered	7.6%	5.6%	8.9%
Unallocated corporate expense	-2.9%	-1.5%	-0.9%
Total operating income	1.0%	2.5%	2.7%

     As used in Item 7 of this Form 10-K, same store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and undelivered customer orders, and does not reflect provisions for returns, remakes and certain other items. The Company’s current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made for these items on an aggregate basis. As a retailer, the Company believes that a measure of same store sales performance is important to investors and management for understanding its operations. The Company calculates same store sales for stores opened for at least twelve months. A reconciliation of same store sales to net revenue is presented below in the section “Reconciliation of Same Store Sales Growth”. Same store sales growth follows:

	Fiscal Year
	2003	2002	2001
Sears Optical (U.S.)	3.8%	2.0%	3.2%
Target Optical	18.5%	27.8%	19.3%
BJ’s Optical	11.8%	1.9%	4.3%
Cole Licensed Brands (U.S.)	5.7%	3.7%	3.8%
Pearle Vision Company-owned (U.S.)	0.8%	4.0%	2.6%
Total Cole Vision	3.8%	3.3%	2.6%
Things Remembered	3.7%	(2.5)%	(1.8)%
Total Cole National	3.7%	1.8%	1.4%
Pearle Vision U.S. franchise stores	(0.3)%	1.1%	0.0%

     Same store sales for Pearle U.S. franchise stores is a non-GAAP financial measure that is provided for comparative purposes only. The Company believes that its franchisees’ method of reporting sales is consistent on a year-to-year basis.

Net Revenues

Consolidated Operations

     Net revenues were $1,201.8 million in fiscal 2003, compared with $1,148.1 million in fiscal 2002 and $1,109.1 million in fiscal 2001. Compared to the same period the previous year, net revenues increased 4.7% in fiscal 2003 and 3.5% in fiscal 2002, primarily attributable to a 3.7% and 1.8% increase in same store sales in fiscal 2003 and fiscal 2002, respectively and an increase in revenues from managed vision care programs in both years. Also impacting the change in net revenues is the number of stores open. There were 2,925 locations open at the end of fiscal 2003, compared to 2,944 and 2,919 open at the end of fiscal 2002 and fiscal 2001, respectively.

Cole Vision Segment

     Cole Vision revenues were $919.5 million in fiscal 2003, compared with $877.5 million and $836.8 million in fiscal 2002 and fiscal 2001, respectively, an increase compared to the same period the previous year of 4.8% and 4.9%, respectively.

     In fiscal 2003 compared to fiscal 2002, the revenue increase of 4.8% was primarily due to increased revenues at Cole Licensed Brands and from managed vision care programs, partially offset by revenue decreases at Pearle Vision U.S. The increase in Cole Licensed Brands revenues was attributable to same store sales increases at all brands and an increase in the number of store locations, primarily at Target Optical. Same store sales at Cole Licensed Brands were driven by increases in the average transaction size and an increase in the number of transactions. A continuing focus on selling premium products and additional features were the key factors in the average transaction size increase. The increase in the number of transactions was due to increases at Target Optical and BJ’s Optical, partially offset by a transaction decrease at Sears Optical. Revenues from managed vision care programs were higher than last year primarily due to an increase in the number of capitated plans sold to employers, health plans and associations, and increased laser procedure volume. Although revenues decreased at Pearle Vision Company-owned stores, same store sales in fiscal 2003 increased 0.8% due to an increase in the average transaction size partially offset by a decrease in the number of transactions. Improved merchandise assortment and selling skills at the store level and rollout of a new Pearle Preferred Credit Card are the primary drivers of the increase in average transaction size. The Company believes that the decrease in the number of transactions is due primarily to the increasingly competitive and promotional nature of the optical retail industry. Offsetting the same store sales increases at Pearle Vision were a lower number of Company-owned stores. Pearle Vision operated 21 fewer Company-owned stores at the end of fiscal 2003 than it did at the end of fiscal 2002, due to the net sale of 11 Company stores to franchisees, the closure of 15 stores and the opening of 5 new stores. The Company is continuing to divest Company-owned stores in markets that are predominantly franchised in order to lower its store supervision costs, and provide growth opportunities for franchisees already operating in those markets.

     In fiscal 2002 compared to fiscal 2001, the revenue increase of 4.9% was due to increased revenues at Cole Licensed Brands, Pearle Vision U.S. and increased revenues from managed vision care programs. The increase in Cole Licensed Brands revenues was attributable to same store sales increases at Sears Optical and Target Optical and an increase in the number of store locations, primarily at Target Optical. These same store sales increases were driven by increased average transaction size and sales of accessories. New premium product introductions at both Sears Optical and Target Optical, partially offset by increased sales of contact lenses, were a key factor in the average selling price increase. Same store sales increased 4.0% at Pearle Vision Company-owned U.S. stores, primarily reflecting an increase in average transaction size. Improved merchandise assortment and selling skills at the store level have resulted in a higher rate of multi-pair purchases and increased sales of additional features. Cole Managed Vision revenues also increased from the prior year, due to increases in claims revenue and administrative service only (ASO) fees and the addition of laser procedure revenue.

Things Remembered Segment

     Things Remembered revenues were $282.3 million in fiscal 2003, compared with $270.6 million and $272.3 million in fiscal 2002 and fiscal 2001, respectively, a 4.3% increase and 0.6% decrease compared to the same period the previous year, respectively.

     In fiscal 2003 compared to fiscal 2002, a same store sales increase of 3.7% and a 44% increase in direct channel revenues were the primary reason for the increase in revenues. Direct channel revenues include revenues from its e-commerce site, www.ThingsRemembered.com, revenues from Things Remembered catalogs, and revenues generated through third party partner programs. Improvements in the average transaction size were partially offset by a lower number of transactions and from a reduction in the number of stores operating. There were 728 Things Remembered store locations operating at the end of fiscal 2003, compared to 770 at the end of fiscal 2002. The reduction was due primarily to the Company’s decision to allow the leases at under- performing stores to expire.

     In fiscal 2002 compared to fiscal 2001, the decrease in net revenues of 0.6% was primarily due to a same store sales decrease of 2.5% and a lower number of stores operating than the prior year. Store count at fiscal year end decreased from 774 to 770. The same store sales decrease was primarily attributable to a slowdown in mall traffic during fiscal 2002. Demand for business award and recognition gifts also decreased during the year due to changes in general economic conditions. Decreases in customer count were partially offset by increases in average transaction size and a 36% growth in the still relatively small direct channel business.

Gross Margin

Consolidated Operations

     Gross margin was $753.0 million in fiscal 2003, compared with $735.9 million in fiscal 2002 and $713.7 million in fiscal 2001. Compared to the same period the previous year, gross margin dollars increased 2.3% in fiscal 2003 and 3.1% in fiscal 2002, primarily attributable to an increase in net revenues, partially offset by a decrease in the gross margin rate. The gross margin rate was 62.7% in fiscal 2003, compared with 64.1% in fiscal 2002 and 64.3% in fiscal 2001.

Cole Vision Segment

     Gross margin was $553.3 million in fiscal 2003, compared to $543.8 million in fiscal 2002 and $519.9 million in fiscal 2001, an increase of gross margin dollars of 1.7% and 4.6% compared to the same period the previous year, respectively, due to increased revenues, partially offset by a decrease in the gross margin rate. Gross margin, as a percent of net revenues, was 60.2%, 62.0% and 62.1% in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

     In fiscal 2003 compared to fiscal 2002, the Cole Vision gross margin rate decreased by 1.8 percentage points due to decreases in the gross margin rate in all businesses. Cole Managed Vision gross margin rate decreased due to a shift in revenue mix toward more funded programs from fee-for-service programs and higher benefit utilization by plan members within funded programs, which decreases the gross margin rate. In the Canadian operations, the Company closed its manufacturing and distribution facility in Toronto, Canada in the second quarter of fiscal 2003. The operations of this facility have been absorbed by the Company’s facility in Knoxville, TN. As part of the integration of the Canadian operations in the Knoxville lab, the Company changed the Canadian product assortment. As a result, the Company recorded a $0.3 million charge for obsolescence of inventory. The obsolescence charge, in addition to more aggressive promotions, unfavorable exchange rates and change in product assortment toward more premium products, which carry a lower gross margin rate, resulted in a $1.3 million lower gross margin from the Company’s Canadian operations. Cole Licensed Brands gross margin rate decreased and was impacted by higher obsolescence costs, higher costs associated with a shift toward lower gross margin rate premium product, a lower contact lens gross margin rate and an increase in discounts and other pricing promotions. The increase in obsolescence was due to a larger quantity of new product introductions in fiscal 2003, compared to previous years. The decrease in the contact lens gross margin rate was due primarily to increased selling of annual supplies to customers, which is a lower gross margin rate transaction and pricing actions taken in response to competition. Pearle Vision gross margin, as a percent of net revenues, decreased slightly due to an increased mix of sales of products to franchisees compared to revenues from Company-owned stores, compared to the prior year. Sales to franchisees carry a lower gross margin rate than revenues from Company-owned stores, but offer benefits to the Company, including producing a more uniform merchandise assortment and a consistent brand look across all stores. Partially offsetting this gross margin rate decrease at Pearle Vision was higher product gross margin at Company-owned stores and lower manufacturing costs compared to the prior year. Lower manufacturing costs were achieved through in-store lab cost reductions and reduced costs of insurance and workers compensation.

     In fiscal 2002 compared to fiscal 2001, the decrease in gross margin rate was attributable to a change in sales mix at both Pearle Vision and Cole Licensed Brands. At Pearle Vision, the decrease in gross margin rate was attributable to an increased mix of sales of product to franchisees, compared to sales at Company-owned stores. Additionally, Pearle Vision’s mix of contact lens sales increased, which also contributed to a decrease in the gross margin rate. At Cole Licensed Brands, the decrease in gross margin rate was attributable to the increased sales of premium product and saleable accessories. Accessories, which include lens cleaner, lens cloth, clips and other products designed to care for optical purchases, and premium products, generally are sold at lower gross margin rates. In addition, Cole Licensed Brands made a strategic decision to lower retail prices of contact lenses in fiscal 2002 to become more competitive. The price decrease was a key factor in the gross margin rate decrease at Cole Licensed Brands. Partially offsetting the decrease in gross margin rate were improvements at Cole Managed Vision, where underwriting gain as a percentage of sales improved due to pricing initiatives on new and existing business and lower benefit utilization by plan members.

Things Remembered Segment

     Gross margin was $199.7 million in fiscal 2003, $192.1 million in fiscal 2002 and $193.8 million in fiscal 2001. Compared to the same period the previous year, fiscal 2003 had an increase of 4.0% and fiscal 2002 had a decrease of 0.9% primarily driven by the same store sales performance and changes in the gross margin rate. Gross margin as a percent of net revenues was 70.8% in fiscal 2003, 71.0% in fiscal 2002 and 71.2% in fiscal 2001. The gross margin rate decrease in fiscal 2003, compared to the prior year, was due primarily to reduced revenues from gift personalization. The gross margin rate decrease in fiscal 2002, compared to the prior year, was due primarily to an increased mix in direct channel revenues, including shipping revenue, which has a lower gross margin rate than revenues from stores.

Operating Expenses

Consolidated Operations

     Operating expenses were $741.0 million in fiscal 2003, compared with $707.6 million in fiscal 2002, and $679.0 million in fiscal 2001. Compared to the prior year, the increase in fiscal 2003 was 4.7% and the increase in fiscal 2002 was 4.2%. Of the increase in fiscal 2003, $16.5 million is attributable to the operating segments and $16.9 million is attributable to unallocated corporate expenses. Of the increase in fiscal 2002, $20.7 million is attributable to the operating segments and $7.9 million is attributable to unallocated corporate expenses. As discussed in detail below, certain unusual items affected the Company’s operating expenses during these periods. The Company defines unusual items as transactions that are non-comparable or infrequent in nature, including significant one time transactions unrelated to core operations and special charges and impairments. Management believes that operating expenses excluding unusual items is a useful measure for understanding trends in core operations and excludes some of these items in the management bonus plans. Operating expenses excluding unusual items is a non-GAAP financial measure and should not be used as a substitute for the directly comparable GAAP financial measure. In order to facilitate an understanding of such unusual items and their effect on the results of the operations, the following table is provided as a reconciliation of reported operating expense to operating expense excluding certain unusual items.

	Fiscal Year			Change Fav/(Unfav)
				2003 vs.	2002 vs.
(Dollars in millions)	2003	2002	2001	2002	2001
Operating expenses, as reported	$741.0	$707.6	$679.0	$(33.4)	$(28.6)
Unusual items:
CEO Retirement	9.2	—	—
Legal & professional fees for restatement & SEC investigation	2.2	—	—
Shareholder litigation settlement	2.7	—	—
Audit fees for restatement	1.8	3.4	—
Legal fees for California litigation	4.6	3.5	—
POS software impairment	2.5	—	—
Gain on sale of aircraft	(1.0)	—	—
Restructuring charge	—	1.1	—
Closure of corporate office	—	0.3	—
Things Remembered class action settlement	—	1.1	—

Total unusual items	22.0	9.4	—

Operating expenses, excluding unusual items	$719.0	$698.2	$679.0	$(20.8)	$(19.2)

Operating expenses, excluding unusual items, as a percent of total net revenues	59.8%	60.8%	61.2%	1.0%	0.4%
Operating expense, as reported, as a percent of total net revenues	61.7%	61.6%	61.2%	(0.1)%	(0.4)%

Unusual Items

     The Company’s former Chairman and Chief Executive Officer retired at the annual meeting of shareholders on June 25, 2003 and the Company fulfilled its obligations, including certain contingent obligations, under his employment agreement and for retirement and life insurance benefits. These obligations required a one-time cash payment of $11.9 million with a charge to operating expenses in the second quarter of fiscal 2003 of $9.2 million.

     Cole National Corporation announced on October 8, 2003 that its Board of Directors had formed a Special Committee of independent directors on July 28, 2003 to evaluate the Company’s strategic alternatives, including a possible merger or sale of the Company, a corporate restructuring or other alternatives. The Parent and Luxottica Group S.p.A. entered into a definitive merger agreement on January 23, 2004 with the unanimous approval of the Boards of Directors of both companies. (See Note 10 of the Notes to Consolidated Financial Statements.) Costs related to legal, advisory and other professional expenses related to the evaluation of strategic alternatives and the negotiation of the definitive merger agreement are recorded at the Parent.

     In fiscal 2003, the Company incurred incremental charges of $2.2 million for legal and professional fees related to the reaudit and restatement of its financial statements and the resulting SEC investigation, net of reimbursements received from insurance. Settlement costs related to the class action shareholder lawsuit, alleging claims of various violations of federal securities laws related to the Company’s publicly reported revenues and earnings totaled $2.7 million. Audit fees attributable to the restatement and reaudit were $1.8 million in fiscal 2003 and $3.4 million in fiscal 2002.

     The Company and its optical subsidiaries have been sued by the State of California. (See Note 9 of the Notes to Consolidated Financial Statements). Legal costs associated with the defense of this matter totaled $4.6 million in fiscal 2003, and $3.5 million in fiscal 2002.

     Other charges incurred in fiscal 2003 include a $2.5 million charge related to the impairment of point of sale (POS) software purchased by the Company in 1999 and never deployed. During the fourth quarter of 2003, the Company decided to indefinitely delay further development. The Company sold its aircraft in the fourth quarter of fiscal 2003 and recorded a $1.0 million gain.

     The Company recorded $1.1 million for severance costs for a restructuring in the fourth quarter of fiscal 2002. The restructuring charge was related to a reduction in workforce of 60 individuals in the corporate office and field management. The Company also recorded a charge of $0.3 million in the third quarter of fiscal 2002 related to the closing of the corporate office and relocating it to the Company’s facility in Twinsburg, Ohio.

     Things Remembered incurred legal and settlement costs of $1.1 million related to the settlement of a class action complaint in California involving overtime compensation in fiscal 2002. (See Note 9 of the Notes to Consolidated Financial Statements).

Unallocated Corporate Expenses

     Unallocated corporate expenses were $34.3 million in fiscal 2003, compared to $17.4 million for fiscal 2002 and $9.5 million for fiscal 2001. Included in unallocated corporate expense are all of the unusual items listed above except for the California litigation charges, which is recorded in the Cole Vision segment and the Things Remembered class action settlement. The unusual items included in unallocated corporate expenses totaled $17.4 million and $4.8 million in fiscal 2003 and fiscal 2002, respectively.

     In fiscal 2003 unallocated corporate expenses included compensation expense of $3.2 million for variable stock options having a feature permitting the use of vested options in payment of the exercise price. In fiscal 2003, certain stock options were exercised by using this feature. Previous to fiscal 2003, such options had been accounted for as fixed grants based on the presumption that this feature would not be utilized as evidence by the Company’s historical experience of this feature not being used, therefore no compensation expense was recorded. The utilization of this feature in fiscal year 2003 created an arrangement that requires variable accounting, beginning with the third quarter of fiscal 2003. The Company incurred in fiscal 2003 compared to fiscal 2002 incremental management bonus expense of $1.5 million and professional and legal fees of $1.1 million related to management changes and management initiatives. The Company incurred incremental audit and professional fees of $0.8 million compared to the same period last year due to higher audit costs and higher expenses incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Partially offsetting these increased expenses were $1.0 million lower expenses for continuing group medical and basic life insurance for a group of former employees covered under a postemployment benefit agreement, due to a lower number of participants covered under the agreement and lower overhead costs from the reduction in workforce.

     In fiscal 2002 compared to fiscal 2001, the Company recorded incremental costs of $1.2 million for continuing group medical and basic life insurance coverage for a group of employees covered under a postemployment benefits agreement. The Company recorded incremental legal fees of $0.9 million for general matters.

Cole Vision Segment

     Operating expenses were $528.4 million in fiscal 2003, compared to $513.2 million for fiscal 2002 and $500.7 million for fiscal 2001. Compared to the same period the previous year, fiscal 2003 had an increase of 3.0% and fiscal 2002 had an increase of 2.5%. Operating expenses as a percent of net revenues decreased at Cole Vision by 1.0 points in fiscal 2003 and 1.3 points in fiscal 2002, compared to prior years. Included in operating expenses is the unusual item of California litigation charges described above which totaled $4.6 million and $3.5 million in fiscal 2003 and fiscal 2002, respectively.

     In applying Statements of Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, the Company evaluates the operating performance of each of its locations at least once per year or whenever there is a change in events or circumstances. Cole Vision recorded impairment charges of $1.7 million in fiscal 2003, compared to $0.4 million in fiscal 2002 and $2.8 million in fiscal 2001. The impairment charges are due to declining revenues primarily at certain Pearle Vision stores. Since the evaluation is made annually it is not considered by the Company to be an unusual item.

     In fiscal 2003 compared to fiscal 2002, store payroll and rent and occupancy costs at Cole Vision were $8.3 million and $3.6 million higher, respectively, to support increases in net revenues. Store payroll and rent and occupancy costs, as a percent of net revenues, were lower in fiscal 2003 compared to the same period last year. Operating expenses from the Company’s Canadian operations were $3.2 million higher in fiscal 2003 compared to the same period last year. The increase in operating expense was due primarily to costs associated with the closure of its manufacturing and distribution facility in Toronto, Canada, higher store payroll, depreciation, and unfavorable exchange rates. At Cole Managed Vision, claims processing costs were $2.5 million higher than the previous year. Included in claims processing costs were $1.6 million of incremental costs related to the Company’s compliance with the Health Insurance Portability and Accountability Act (HIPAA), $1.3 million of incremental systems amortization and higher costs due to an increase in claim volume. These increases were partially offset by lower bad debt expense and printed material costs compared to the same period last year. In addition, savings were realized from lower bonus expense and reduction of processing fees paid to MetLife. Pearle Vision recorded a $0.6 million charge for assets disposed in a prior period. Partially offsetting the expense increases in fiscal 2003 were savings from lower store advertising and field supervision expenses. Fiscal 2002 results included charges of $1.0 million for the closure of 12 Target Optical stores. Pearle Vision recorded $2.5 million in fiscal 2003 related to gains on the sale of 15 Company-owned locations to franchisees. This compared to a $0.7 million gain on the sale of 8 stores in fiscal 2002.

     In fiscal 2002 compared to fiscal 2001, store payroll and rent and occupancy charges at Cole Vision were $7.3 million and $1.6 million higher, respectively, supporting increases in net revenues and increases in the number of Target Optical stores open. Store payroll and rent and occupancy costs, as a percent of net revenues, were lower in fiscal 2002 compared to the prior year. Operating expenses at Cole Licensed Brands decreased as a percent to sales compared to the prior year due primarily to improvements at Target Optical. Fiscal 2002 results included a charge of $1.0 million for the closure of 12 Target Optical stores. Pension expense was $1.0 million lower than the prior year at Cole Vision due to the Company’s decision to freeze the defined benefit pension plan. (See Note 6 of the Notes to Consolidated Financial Statements). Operating expenses at Cole Managed Vision decreased as a percent of sales compared to prior year primarily due to the reduction of processing fees paid to MetLife as claims processing was converted to the Company’s internal systems at a lower cost per claim.

Things Remembered Segment

     Operating expenses were $178.3 million in fiscal 2003, compared to $177.0 million for the same period last year and $168.8 million in fiscal 2001. Compared to the same period the previous year, fiscal 2003 had an increase of 0.7% and fiscal 2002 had an increase of 4.9%. Operating expenses as a percent of net revenues decreased 2.2 points in fiscal 2003 and increased 3.4 points in fiscal 2002, compared to prior years. Included in operating expenses is the unusual item of the class action settlement described above which totaled $1.1 million in fiscal 2002.

     Applying SFAS 144, Things Remembered recorded impairment charges of $0.2 million in fiscal 2003, compared to $0.5 million in fiscal 2002 and $0.9 million in fiscal 2001. The impairment charges are due to declining revenues and operating performance at certain Things Remembered stores. Since the evaluation is made annually it is not considered by the Company to be an unusual item.

     In fiscal 2003 compared to fiscal 2002, store rent and occupancy charges increased $1.5 million primarily due to a higher mix of inline mall locations than kiosks. Inline mall locations generally incur higher rent and occupancy costs than kiosks due to greater square footage requirements. Rent and occupancy costs, as a percent of net revenues, were lower by 0.3 points in fiscal 2003 than the same period last year. Things Remembered accrued higher management bonuses, totaling $1.7 million and incurred incremental advertising costs in support of higher net revenues, totaling $1.7 million in fiscal 2003, compared to the same period last year. Things Remembered recorded lower store payroll costs in fiscal 2003, compared to the same period last year due to fewer stores operating and lower workers compensation costs. Store payroll costs, as a percent of net revenues, were lower in fiscal 2003 than the same period last year due to improvements in productivity. Things Remembered realized savings totaling $1.4 million from lower non-store payroll, due primarily to workforce reductions taken in fiscal 2002. Things Remembered also realized savings from lower travel, meetings, store depreciation, field supervision and systems development expenses.

     In fiscal 2002 compared to fiscal 2001, store rent and occupancy charges increased $3.1 million primarily due to a higher mix of inline mall locations than kiosks and increases in insurance, taxes and other common areas charges. Store wage costs at Things Remembered increased $2.3 million due to higher average hourly wage rates and increases in benefits and workers compensation. Non-store overhead also included costs of $0.5 million for a new store point of sales system, the implementation of which was subsequently delayed indefinitely. Severance costs related to a senior Things Remembered executive totaled $0.3 million.

Goodwill and Tradename Amortization

     The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), in the first quarter of fiscal 2002. SFAS 142 requires that goodwill and certain intangible assets deemed to have indefinite useful lives no longer be amortized, but instead, be subject to at least an annual review for impairment. With the adoption of this statement, the Company ceased amortization of goodwill and tradenames as of February 3, 2002. The Company recorded a $5.0 million goodwill and tradename amortization charge in fiscal 2001. Of this amount, $4.1 million was attributable to Cole Vision and $0.9 million to Things Remembered.

Operating Income

Consolidated Operations

     Operating income was $12.0 million, $28.3 million and $29.7 million in fiscal 2003, 2002 and 2001, respectively. In fiscal 2003 compared to fiscal 2002, increases in unallocated corporate expenses totaling $16.9 million and lower gross margin rate from the Cole Vision segment were the primary reason for the decrease in operating results, offsetting improvements at Things Remembered. In fiscal 2002 compared to fiscal 2001, a decline in operating income at Things Remembered, increases in unallocated corporate expenses totaling $7.9 million and legal costs associated with the California Attorney General’s action offset improvements at Cole Vision.

Cole Vision Segment

     Operating income at Cole Vision was $24.9 million, $30.6 million and $15.1 million in fiscal 2003, 2002 and 2001, respectively. The decrease in operating income at Cole Vision in fiscal 2003 compared to fiscal 2002, was due to a lower gross margin rate, the costs associated with the closure of the Company’s Canadian lab and manufacturing facility, the increase in impairment costs, the decrease in net revenues at Pearle Vision and increased costs of legal fees related to the California lawsuit. These items were partially offset by improved net revenues at Cole Licensed Brands and Cole Managed Vision and improvements in operating expenses as a percentage of net revenues.

     The increase in operating income in fiscal 2002 compared to fiscal 2001 was due to the revenue increase and lower expenses as a percent of net revenues. Results at Target Optical improved as the focus changed from aggressive growth to measured growth and improved operations. The cessation of goodwill and tradename amortization resulted in $4.1 million lower expense in fiscal 2002 compared to fiscal 2001. In addition, the growth in revenue and improved claims management efficiencies resulted in higher operating income at Cole Managed Vision. These improvements were partially offset by the incremental $3.5 million in legal costs associated with the California litigation.

Things Remembered Segment

     Operating income at Things Remembered was $21.4 million, $15.1 million and $24.1 million in fiscal 2003, 2002 and 2001, respectively. The increase in operating income at Things Remembered in fiscal 2003 compared to fiscal 2002 was due to increases in net revenues, improvements in store operating expenses as a percent of net revenues, and savings from workforce reductions, non-recurring legal costs, travel, meetings, field supervision and systems development expenses. These improvements were partially offset by the lower gross margin rate, and higher advertising, management bonus, and store rent and occupancy cost increases.

     The decrease in operating income in fiscal 2002 compared to fiscal 2001 was due to reductions in revenue, higher store rent and occupancy costs, higher store payroll and non-store expenses.

Interest and Other (Income) Expense

     Interest and other (income) expense, net was $23.5 million, $36.4 million and $24.9 million in fiscal 2003, 2002 and 2001, respectively. Fiscal 2002 results include a loss of $11.1 million on early extinguishment of debt. The charge represents the payment of premiums and other costs of retiring Cole National Group’s 9-7/8% Senior Subordinated Notes due 2006 and the write-offs of unamortized discount and deferred financing fees.

     The Company recorded interest expense of $25.0 million, $26.3 million and $27.8 million in fiscal 2003, 2002 and 2001, respectively. The reduction in interest expense was primarily due to the replacement of the $150.0 million 9-7/8% Senior Subordinated Notes with the issuance of 8-7/8% Senior Subordinated Notes in May 2002 and the favorable impact of the interest rate swap agreements. See Note 3 of the Notes to Consolidated Financial Statements for further discussion.

     Interest and other income, net was $1.5 million, $1.1 million and $3.0 million in fiscal 2003, 2002 and 2001, respectively. The Company recorded interest income, primarily from temporary investments and franchise interest income, totaling $1.4 million, $1.2 million and $2.3 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The Company recognized a gain of $0.8 million from the sale of a Dallas, Texas facility in the first quarter of fiscal 2001.

Income Tax Rate

     The effective income tax rate was 31.7% in fiscal 2003 compared with 103.1%, excluding the impact of the early extinguishment of debt in fiscal 2002, and 110.6% in fiscal 2001. The lower effective tax rate in fiscal 2003, compared to fiscal 2002 was primarily due to the impact of certain non-deductible expenses. The lower effective tax rate in fiscal 2002, compared to fiscal 2001 was primarily due to the elimination of goodwill amortization pursuant to the new accounting standard and a reduction in the provision for valuation allowances related to deferred tax assets for charitable contribution carryforwards. See Note 5 of Notes to Consolidated Financial Statements for further discussion.

Reconciliation of Same Store Sales Growth

     Same store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and undelivered customer orders, and does not reflect provisions for returns, remakes and certain other items. The Company’s current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made for these items on an aggregate basis. As a retailer, the Company believes that a measure of same store performance is important to investors and management for understanding its operations. The Company calculates same store sales for stores opened for at least twelve months. A reconciliation of same store sales to revenue reported on a GAAP basis follows:

	2003	2002	2001
	(Dollars in thousands)
Current year same store sales	$1,041,574	$993,776	$961,240
Prior year same store sales(1)	1,004,133	976,291	948,060
Percent change	3.7%	1.8%	1.4%
Current year same store sales	$1,041,574	$993,776	$961,240
Adjustment for:
Sales at new and closed stores	15,261	30,185	25,510
Deferred revenue	(3,678)	(2,701)	(1,846)
Order vs. customer receipt	24	(478)	4,341
Returns, remakes and refunds	46	(1,183)	(751)
Other	325	(37)	188

Store sales	1,053,552	1,019,562	988,682
Nonstore revenues	178,517	157,042	146,631
Intercompany eliminations	(30,296)	(28,485)	(26,190)

GAAP Basis Net revenue	$1,201,773	$1,148,119	$1,109,123

     (1) Prior year same store sales differ from current year same store sales in the prior year due to store openings and closings.

Liquidity and Capital Resources

     The Company’s primary source of liquidity is funds provided from operations of its operating subsidiaries. On June 27, 2003, the Company’s operating subsidiaries amended, restated and extended their working capital line of credit. The maturity date of the credit facility was extended to February 1, 2007 from May 31, 2006. The size of the facility was adjusted to $60.0 million from $75.0 million. In addition, certain financial covenants were amended. As of fiscal year end 2003, the total commitment was $60.0 million and availability under the credit facility totaled $46.1 million after reduction for $13.9 million under letters of credit. There are no working capital borrowings outstanding as of January 31, 2004. The maximum amount outstanding was $11.5 million and the daily average borrowing during fiscal 2003 was approximately $848,000.

     The credit facility, which is guaranteed by Cole National Corporation and the Company, requires the Company and its principal operating subsidiaries to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the Company to comply with certain financial covenants, including covenants regarding minimum interest coverage and maximum leverage. The Company is currently in compliance with the covenants in the credit agreement.

     On November 3, 2003, Things Remembered, Inc. and the Parent entered into an agreement with a bank to provide documentary letters of credit for import inventory purchases not to exceed $7.0 million. The letters of credit are secured by the inventory purchased. As of January 31, 2004, the Company has $3.9 million outstanding under this facility.

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

     The indentures pursuant to which the 8-5/8% notes and the 8-7/8% notes were issued contain certain optional and mandatory redemption features and other financial covenants, including restrictions on the ability of the Company to incur additional indebtedness, pay dividends or make other restricted payments to the Parent. The indentures also permit payments to the Parent for certain tax obligations and for administrative expenses not to exceed 0.25% of net sales. See Note 3 of the Notes to Consolidated Financial Statements. The Company may from time to time purchase its outstanding notes in the open market or refinance them, depending on capital market conditions. Following consummation of the Merger the holders of the 8-5/8% notes and the 8-7/8% notes will have the right to put the notes to the Company at a price of 101% of par plus accrued interest. If the holders exercise such right, the Company may be required to obtain financing from its parent or a third party to satisfy such obligation.

     No significant principal payment obligations are due under the Company’s outstanding indebtedness until 2007, when the $125.0 million of 8-5/8% senior subordinated debt is due. The ability of the Company and its subsidiaries to satisfy their obligations will be primarily dependent upon the future financial and operating performance of the subsidiaries and upon the Parent’s ability to renew or refinance borrowings or raise additional capital through equity financing or sales of assets.

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

     During fiscal 2003, the Company changed the discount rate used to calculate its projected benefit obligation from 6.5% to 6.0%. The change in the discount rate reflects the overall decline in market interest rates and has led to an increase in the projected benefit obligation at January 31, 2004. The increase in the obligation was partially offset by improvements in stock market performance, which increased the fair value of the pension plan’s assets. As a result of these factors, the pension plan was underfunded by $20.5 million as of January 31, 2004. The Company has recorded the increase in the minimum pension liability by charging $2.8 million to accumulated other comprehensive income (loss) in stockholder’s equity. This charge will not impact the actual funding requirements of the plan or the Company’s compliance with debt covenants. The expected future funding requirement for fiscal 2004 is $7.5 million.

Cash Flows from Operating Activities

     Cash and cash equivalents were $59.2 million at January 31, 2004 compared to $42.0 million at February 1, 2003 and $63.3 million at February 2, 2002. Operations generated net cash of $35.1 million, $39.3 million, and $51.9 million in fiscal 2003, fiscal 2002, and fiscal 2001, respectively. The Company incurred a net loss in fiscal 2003, 2002 and 2001, which is described above in the Results of Operations section of this report. Depreciation and amortization was $39.8 million, $35.6 million and $38.9 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The increase in fiscal 2003, compared to fiscal 2002, was due primarily to higher systems development and capitalized software amortization, primarily for the Patriot Claims Management System. The decrease in fiscal 2002 compared to fiscal 2001 was due primarily to the cessation of goodwill and tradename amortization. Gains from sales of assets were $1.0 million in fiscal 2003 and $0.8 million in fiscal 2001. These gains were attributable to the sale of the aircraft in fiscal 2003 and the gain on the sale of a Dallas, TX facility in the first quarter of fiscal 2001. Noncash impairment charges were $4.4 million, $0.9 million and $3.7 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Fiscal 2003 impairment charges included $2.5 million for point of sale software purchased in 1999, but never deployed. The remaining impairment charges resulted from the Company’s application of SFAS 144, which was described above in the Results of Operations section of this report. Noncash compensation totaled $3.7 million, $0.4 million and $0.2 million in fiscal 2003, 2002 and 2001, respectively. The change was due primarily for compensation expense for variable stock options. The change in the deferred income tax provision (benefit) was ($3.5) million in fiscal 2003, compared to ($2.5) million and $2.9 million in fiscal 2002 and fiscal 2001, respectively. Further information regarding deferred taxes is provided in Note 5 of the Notes to Consolidated Financial Statements. Fiscal 2002 results included a loss of $11.1 million on early extinguishment of debt, described earlier in the Results of Operations. Noncash interest was $0.4 million, $1.2 million and $1.3 million in fiscal 2003, 2002 and 2001, respectively. The change was due primarily to the return on deferred compensation plan assets.

     Changes in working capital resulted in a use of funds totaling $0.1 million in fiscal 2003 compared to a source of funds of $0.7 million in fiscal 2002 and a source of funds totaling $6.2 million in fiscal 2001. Changes in accounts and notes receivable and other assets resulted in a use of funds of $3.6 million in fiscal 2003, compared to a use of funds of $11.5 million in fiscal 2002 and $1.4 million in fiscal 2001. Increases in receivables at Cole Licensed Brands and receivables generated from the sale of franchise locations at Pearle Vision accounted for the majority of the use of cash in fiscal 2003, partially offset by lower receivables at Cole Managed Vision due to improved receivables collection. The $11.5 million use of cash in fiscal 2002 was due primarily to increased revenues and corresponding receivables at Cole Vision. Changes in inventories resulted in a source of cash totaling $1.0 million in fiscal 2002 and $9.6 million in fiscal 2001. During fiscal 2001, the Company undertook an extensive re-merchandising program at Pearle Vision, which contributed to the inventory reduction of $9.6 million. Changes in accounts payables and liabilities resulted in a source of cash totaling $4.1 million in fiscal 2003 and $9.1 million in fiscal 2002, compared to a use of cash totaling $2.2 million in fiscal 2001. The source of cash in fiscal 2003 was due primarily to increases in deferred revenues at Cole Licensed Brands. The source of cash in fiscal 2002 was due primarily to the increase in deferred revenues and to increases in liabilities for audit fees, retirement plans, benefit obligations and bonus accruals. Accrued and refundable income taxes used $0.4 million in fiscal 2003, compared to a source of funds of $0.7 million and $0.3 million in fiscal 2002 and 2001, respectively. Further information regarding income taxes is provided in Note 5 of the Notes to Consolidated Financial Statements.

Cash Flows from Investing Activities

     Net cash from investing activities resulted in a use of funds of $33.5 million in fiscal 2003, compared to $46.6 million in fiscal 2002 and $28.9 million in fiscal 2001. Capital expenditures, which accounted for most of the cash used for investing, were $26.8 million, $39.4 million and $33.6 million in fiscal 2003, 2002 and 2001, respectively. The majority of capital expenditures were for remodeling of existing stores and store fixtures, equipment and leasehold improvements for new stores, including the Target Optical expansion. The reduction in capital expenditures in fiscal 2003 was primarily at Cole Licensed Brands and Things Remembered, as the Company reduced its investment in new stores and remodeling. The increase in capital expenditures in fiscal 2002 compared to fiscal 2001 was due to increased investment in Cole Licensed Brands for the Target Optical expansion and central lab investments, partially offset by lower capital expenditures at Pearle Vision as the Company reduced expenditures for new Pearle Vision stores. Proceeds from the sale of fixed assets totaled $2.6 million in fiscal 2003, $12.5 million in fiscal 2001 and $0 in fiscal 2002. The fiscal 2003 proceeds were due to the sale of the Company’s aircraft. In fiscal 2001, net proceeds of $12.5 million were received from the sale of two facilities no longer required for operations and from the sale and leaseback of Pearle Vision’s former headquarters office building in Dallas, Texas and a portion of the land. The Company paid $5.3 million, $5.6 million and $6.9 million for systems development costs in fiscal 2003, 2002 and 2001, respectively. Such costs have been capitalized and are being amortized over the systems’ estimated useful lives. The Company used $3.8 million, $1.6 million and $0.8 million in fiscal 2003, 2002 and 2001, respectively, for contingent payments in connection with the prior acquisition of MetLife’s managed vision business.

Cash Flows from Financing Activities

     Net cash provided by financing activities totaled $15.6 million in fiscal 2003 and $3.1 million in fiscal 2001. Net cash used for financing totaled $14.0 million fiscal 2002. In May 2002, the Company issued $150.0 million of 8-7/8% Senior Subordinated Notes due May 2012. The net proceeds of the issuance and cash on hand were used to retire all of the Company’s $150.0 million 9-7/8% Senior Subordinated Notes due 2006. Finance fees and early repayment of the 9-7/8% notes resulted in a net cash usage of $14.2 million. Changes in overdraft balances used $6.7 million in funds in fiscal 2003, compared to a source from financing of $6.2 million and $7.9 million in fiscal 2002 and 2001, respectively. The change in overdraft balances was due to the timing of payments. Advances from affiliates totaled $21.4 million in fiscal 2003, compared with advances to affiliates of $6.4 million and $4.3 million in fiscal 2002 and 2001, respectively.

     The Company believes that funds provided from operations, including cash on hand, along with funds available under the credit facility, will provide adequate sources of liquidity to allow its operating subsidiaries to continue to expand the number of stores and to fund capital expenditures and systems development costs. These expenditures are expected to be in the range of $35.0 to $40.0 million in fiscal 2004.

Off-Balance Sheet Arrangements and Contractual Obligations

     The Company leases a substantial portion of its equipment and facilities including laboratories, office and warehouse space, and retail locations. In addition, Cole Vision operates departments in various host stores and pays occupancy costs solely as a percentage of revenues. A more complete discussion of the Company’s lease and license commitments is included in Note 8 of the Notes to Consolidated Financial Statements.

     The Company guarantees future minimum lease payments for certain store locations leased directly by Pearle franchisees. The term of these guarantees range from one to ten years and many are limited to periods that are less than the full term of the leases involved. A more complete discussion of the Company’s guarantees is included in Note 8 of the Notes to Consolidated Financial Statements.

     The Company also subleases an office and general operating facility in Highland Heights, Ohio from the Parent who leases the property from a special purpose entity (the “Trust”), which was created in 1997 specifically for the purpose of structuring a four-year operating lease with annual renewal options up to six years. The lease provides for regular payments based on LIBOR plus 1.50%. In accordance with this agreement, the Parent must maintain compliance with a minimum net worth covenant. At the end of this lease in 2007, the Parent has the option to purchase the property or arrange for the sale of the property. If the Parent does not exercise its purchase option at the end of the lease, it is contingently liable to the Trust for up to $1.7 million. The Parent does not believe it will have any payment obligation at the end of the lease because either the Parent will exercise the purchase option, or the net proceeds from the sale of the property will exceed the amount payable to the Trust.

     Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and revised FIN 46 (FIN 46R), certain special purpose entities are required to be consolidated if it is determined that an enterprise is the primary beneficiary because it is deemed to have controlling financial interest in the entity. The Company has determined that it has controlling financial interest in the Trust since the Company is required to absorb any expected losses, will receive the majority of expected residual returns and is the primary beneficiary. Therefore, the Trust assets of $2.2 million and liabilities of $2.2 million have been consolidated into the financial statements of the Company as of January 31, 2004. Future operating results of the Trust will be consolidated in the financial statements of the Company and is not expected to have a material effect on the Company’s financial position or operations.

     In fiscal 2000, the Company guaranteed certain borrowings of a franchisee with a bank in connection with the operations of two franchised stores. The maximum exposure under the agreement is $333,000 and expires upon full payment of the term loan borrowings by the franchisee. The term of the loan is until 2010.

     In fiscal 2003, the Company entered into an agreement to guarantee a portion of the amount owed to a bank by a franchisee as a result of a loan granted in connection with the purchase of five stores. The guaranteed amount equals the cumulative value of the store assets. The Company is released from its obligation once the landlords of the store locations execute subordination agreements or the bank is granted access to the store assets in the event of the default by the franchisee. The maximum exposure under the agreement is $464,000 as of January 31, 2004.

     The following table summarizes certain payments due by period for contractual obligations including operating leases:

	Payments Due by Period (dollars in thousands)
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$275,000	$—	$125,000	$—	$150,000
Capital lease obligations, including interest	2,614	643	1,156	713	102
Debt of variable interest entity	2,452	196	410	1,846	—
Operating leases	346,628	77,244	117,465	74,913	77,006
Sublease agreements	(38,827)	(10,456)	(14,592)	(7,904)	(5,875)
Long-term employee contract	3,035	865	1,805	365	—

Total contractual obligations	$590,902	$68,492	$231,244	$69,933	$221,233

Recently Issued Accounting Standards

     The Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 states that the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified as operating expenses. The Company adopted SFAS 145 as of the beginning of fiscal 2003. As a result, the loss on early extinguishment of debt reported as an extraordinary item for the year ended February 1, 2003 has been reclassified. The pretax loss from the early extinguishment of debt has been presented as a separate line within interest and other (income) expenses and the related income tax benefit reduced the reported income tax provision. Other portions of the statement are not applicable to the Company.

     The FASB has also issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 provides guidance for legal obligations arising from the retirement of long-lived assets. SFAS 143 was adopted in fiscal 2003 and did not have a material effect on the Company’s financial position or operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and revised FIN 46 (FIN 46R) in December 2003. The Interpretations requires certain variable interest entities, including certain special purpose entities, to be consolidated by the primary beneficiary if the equity investors in the entity do not have all the essential characteristics of a controlling financial interest or do not have sufficient equity at risk. The Interpretations immediately apply to entities created after January 31, 2003, are effective for the fourth quarter of fiscal 2003 for certain special purpose entities and are effective for the first quarter of fiscal 2004 for other existing variable interest entities. The synthetic operating lease for the Highland Heights, Ohio facility required consolidation under this Interpretation. The consolidation resulted in an additional $2.2 million in assets and liabilities on the consolidated balance sheet. Management is still assessing the impacts of this Interpretation on its consolidated financial statements regarding existing variable interest entities within its franchise operations.

     In November 2002, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on Issue 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (Issue 02-16), which addresses the accounting by a customer for consideration received from a vendor, including a reseller of the vendor’s products. Certain aspects of the issue were effective immediately, which were adopted and did not have a significant impact on results of operations in fiscal 2002. The remaining portion of Issue 02-16 was adopted during fiscal 2003 and did not have a material effect on the Company’s financial position or results of operations.

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132). This statement revises employers’ disclosures about pension plans and other postretirement benefit plans to require more information about the economic resources and obligations of such plans. Certain disclosure provisions were effective for fiscal 2003, which were adopted. The remaining disclosure provisions of SFAS 132 will be adopted during fiscal 2004.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” SFAS 149, which amends and clarifies accounting and reporting for derivative instruments, including certain embedded derivatives and for hedging activities under SFAS 133. SFAS 149 was adopted in fiscal 2003 and had no effect on the Company’s financial position or results of operations.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. In accordance with FASB Staff Position 106-1, the Company’s measures of the accumulated postretirement benefit obligation and net periodic benefit cost in the consolidated financial statements and accompanying notes do not reflect the effects of the Act on the Company’s postretirement benefit plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and, when issued, could require the Company to change previously reported information.

Contingencies

     The Company and its optical subsidiaries have been sued by the State of California, which alleges claims for various statutory violations related to the operation of 23 Pearle Vision Centers in California. The claims include untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises of a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships between dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief. In July 2002, the

State of California obtained a preliminary injunction to enjoin certain advertising practices and from charging dilation fees. The trial court’s decision was appealed by both the Company and the State. On November 26, 2003, the appellate court ruled on the appeal in a manner adverse to the Company with respect to continued advertising in California by Pearle Vision that expressly or implicitly advertises the furnishing of optometric services, disallowing continued advertising of the availability of optometric services with a disclaimer that had been previously approved by the trial court. The appellate court ruled in the Company’s favor with respect to charging dilation fees. On March 3, 2004, the California Supreme Court granted the Company’s petition for review of the Appellate Court’s decision. Although the Company believes that its advertising and operational practices in California complied with California law, the appellate ruling may, if unmodified, compel the Company to modify or close its activities in California. Further, the Company might be required to pay damages and or restitution in a currently undeterminable amount, the cost of which might have a material adverse effect on the Company’s operating results and cash flow in one or more periods.

     Following the Company’s announcement in November 2002 of the restatement of the Company’s financial statements, the Securities and Exchange Commission began an investigation into the Company’s previous accounting. The course of this investigation or other litigation or investigations arising out of the restatement of the Company’s financial statements cannot be predicted. In addition, under certain circumstances the Company would be obliged to indemnify the individual current and former directors and officers who are named as defendants in litigation or who are or become involved in an investigation. The Company believes it has insurance that should be available with respect to a portion of its indemnification obligations. If the Company is unsuccessful in defending against the current investigation or any litigation,there may be a material adverse effect on the Company’s financial condition, cash flow and results of operations.

     As described in Part I, Item 3, “Legal Proceedings”, the Company has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants’ use of bar code technology. The Company believes it has available defenses and does not expect any liability. However, if the Company were to be found liable for an infringement, it might have a material adverse effect on the Company’s operating results and cash flow in the period incurred.

     In the ordinary course of business, the Company is involved in various other legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

     The Company and Target Corporation have reached an agreement to renew the agreement under which the Company operates licensed optical departments in Target stores with modified terms. As a result of the new agreement, the Company closed 25 Target Optical stores in the first quarter of fiscal 2004 and will incur a charge of approximately $2.2 million related to store closing costs.

Significant Accounting Policies

     The preparation of financial statements requires the Company to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results. Estimates are deemed significant when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact the Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements. Critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Allowance for Uncollectible Accounts

     The Company records an allowance for uncollectible accounts to reflect management’s best estimate of losses inherent in its portfolio of receivables from Cole Licensed Brands’ host stores, Pearle Vision franchisees and managed vision care accounts. The allowance is established through a charge to the provision and represents amounts of current and past due receivable balances which management estimates will not be collectible. The Company calculates the allowance for uncollectible accounts using historical experience, current trends, credit policy and aging reports. An analysis, including historical performance, break-even analysis and payment arrangements is performed on delinquent accounts. The Company’s calculation is reviewed by management to assess whether additional consideration is required to appropriately estimate losses in the receivable portfolio. Management believes its receivables are adequately reserved under current conditions. Any significant deterioration in the economic environment could materially affect these expectations.

Valuation of Inventories

     Inventories are recorded at the lower of cost, or market, with cost based on the first-in, first-out (FIFO) method, for the optical inventories and based on the weighted average cost method for the gift inventories. The Company records a reserve for future inventory cost markdowns to be taken for inventory not expected to be part of its ongoing merchandise offering. The reserve is estimated based on historical information regarding sell through for similar products. The Company records a reserve for estimated shrinkage based on various factors including sales volume, historical shrink results and current trends. Management believes its inventories are appropriately valued.

Valuation of Long-Lived Assets

     Property and equipment, systems development, and other finite intangibles are amortized over their estimated useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An initial screening is performed on all long-lived assets. Store locations less than three years old and stores relocated within three years of fiscal year-end are excluded from testing. If the undiscounted future cash flows from the long-lived asset are less than the carrying value, the Company recognizes a loss equal to the difference between the discounted future cash flow and the carrying value. Management’s estimate of future cash flow is based on its experience, knowledge and market data. However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict.

     Goodwill, noncompete agreements and tradename assets were amortized over their estimated useful economic life using the straight-line method and are carried at cost less accumulated amortization. Beginning with fiscal year 2002, all goodwill and tradename amortization ceased in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Both goodwill and tradenames are tested at least annually for impairment. The Company adopted the first day of the fourth fiscal quarter for the annual impairment review. The Company uses, amongst other things, the findings of an outside valuation advisor to assist with its impairment testing.

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

Allowance for Remakes and Returns

     Sales are recorded in accordance with the Company’s policy for revenue recognition and deferred revenue discussed in the summary of Significant Accounting Policies. Revenues have been reduced by allowances for remakes of product and returns. The estimated allowances are calculated as a percentage of sales and based upon historical return percentages.

Managed Vision Underwriting Results

     The Company sells capitated managed vision care plans, which generally have duration of one year. Based upon its experience, the Company believes that it can predict utilization and claims experience, including estimates for claims incurred but not reported, under these plans with a high level of confidence. Underwriting results are recognized using an estimated percentage of claims revenue. Each quarter, a portion of the resulting gain is reserved for potential variances between predicted and actual results. The reserves are reconciled following the end of each plan year.

Self-Insurance Reserves

     Due to the significant deductible under its insurance policies, the Company is primarily self-insured for property loss, workers’ compensation, automobile and general liability costs. The liabilities are determined actuarially based on claims filed and estimates for claims incurred but not reported. These liabilities are not discounted. In estimating the obligation associated with incurred losses, the

Company utilizes loss development factors prepared by independent third party actuaries. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims.

Defined Benefit Retirement Plans

     The plan obligations and related assets of defined benefit retirement plans are presented in Note 6 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At January 31, 2004, the weighted average actuarial assumptions of the Company’s plans were discount rate 6.0% and long-term rate of return on plan assets 9.0%.

Certain Operating and Expense Trends

     Same store sales in the Company’s vision segment experienced strong double-digit increases during the first two months of the 2004 fiscal year compared to the same period in fiscal 2003. The performance within the segment was varied, with Cole Licensed Brands posting strong double digit results and Pearle Vision’s Company-owned stores posting low single digit increases. Things Remembered generated same store sales increases in the high single digits. There is no assurance that these same store sales trends will continue for the remainder of the first quarter of fiscal 2004.

     Costs associated with the California litigation and the SEC investigation are expected to continue in 2004. However, many of the unallocated corporate expenses, such as the costs related to the management change, shareholder settlement and restatement audit fees are not expected to recur. The Company expects its profit performance to improve in fiscal 2004 as a result of revenue growth, expense controls and the non-recurrence of the aforementioned unallocated corporate expenses. As a result of the Company’s new agreement with Target Corporation, the Company closed 25 Target Optical stores on April 10, 2004 and expects to incur a charge of approximately $2.2 million related to store closing costs.

Forward Looking Statements

     The Company’s expectations and beliefs concerning the future contained in this document are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecasted due to a variety of factors that can adversely affect the Company’s operating results, liquidity and financial condition such as risks associated with potential adverse consequences of the restatement of the Company’s financial statements, including those resulting from litigation or government investigations, restrictions or curtailment of the Company’s credit facility and other credit situations, costs and other effects associated with the California litigation, risks that the contemplated merger between the Parent and Luxottica Group S.p.A. will not be completed, uncertainty as to the timing of obtaining regulatory approvals and clearance for the Merger, the timing and achievement of improvements in the operations of the optical business, the results of Things Remembered, which is highly dependent on the fourth quarter holiday season, the nature and extent of disruptions of the economy from terrorist activities or major health concerns and from governmental and consumer responses to such situations, the actual utilization of Cole Managed Vision funded eyewear programs, the success of new store openings and the rate at which new stores achieve profitability, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, costs and other effects associated with litigation, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationships with host stores, franchisees and managed care clients, the mix of goods sold, pricing and other competitive factors, and the seasonality of the Company’s business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s major market risk is to changes in foreign currency exchange rates in Canada which could impact its results of operations and financial condition. Foreign exchange risk arises from the Company’s exposure to fluctuations in foreign currency exchange rates because the Company’s reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible. A 10% adverse movement in quoted foreign currency exchange rates could result in a loss of fair value of investments and notes and interest receivables of $0.1 million.

     In addition, the Company is exposed to changes in the fair value of its debt portfolio, primarily resulting from the effects of changes in interest rates. The Company utilizes interest rate swaps to manage its exposure. Management believes that its use of these financial instruments is in the Company’s best interest. These agreements require the Company to pay an average floating interest rate based on six month LIBOR plus 4.5375% to a counter party while receiving a fixed rate on $50.0 million of the Company’s $125.0 million 8-5/8% Senior Subordinated Notes due 2007. The agreements mature August 15, 2007 and qualify as fair value hedges. The LIBOR rate is reset in arrears in February and August of each year. The reset effective on February 17, 2004 for six month LIBOR was 1.175% and resulted in a rate of 5.7125% applied from August 16, 2003 through February 17, 2004. At January 31, 2004 the fair value of the swap agreements was an unrealized gain of approximately $0.8 million.

     A change in six month LIBOR would effect the interest cost associated with the $50.0 million notional value of the swap agreements. A 50% change (approximately 59 basis points) in the market rates of interest for six month LIBOR as compared to the rate in effect for fiscal 2003 would increase the Company’s annual interest cost by $0.3 million. The Company does not enter into financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

     Information required by this item appears on pages F-1 through F-32 of this Form 10-K and is incorporated herein by this reference. Other financial statements and schedules are filed herewith as “Financial Statement Schedules” pursuant to Item 15.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     (a) Immediately following the Signature section of this Annual Report are certifications of the Company’s Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This portion of our Annual Report on Form 10-K is our disclosure of the results of our control evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

     The Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, of the design, operation and effectiveness of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer concluded that based on such evaluation, as of January 31, 2004, the Company’s disclosure controls and procedures were effective and reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     (b) Based on evaluation, there have not been any changes in the Company’s internal control over financial reporting or in other factors during the fourth quarter of fiscal year ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

Item 11. Executive Compensation

     Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

Item 13. Certain Relationships and Related Transactions

     Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

Item 14. Principal Accountant Fees and Services.

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

(a)(3) Exhibits

     See Exhibit Index on pages X-1 through X-4.

(b) Reports on Form 8-K

     The Company filed a Form 8-K (Item 7 and 12) on December 16, 2003, which attached a press release announcing financial results for third fiscal quarter of 2003.

     The Company filed a Form 8-K (Item 5 and 7) on January 27, 2004 announcing that the Parent entered into a definitive Agreement and Plan of Merger with Luxottica Group S.P.A. and Colorado Acquisition Corp, to acquire all of the outstanding shares of Cole National Corporation for a cash purchase price of $22.50 per share.

     The Company filed a Form 8-K (Item 5 and 7) on January 30, 2004, announcing that it had extended its agreement with Target Corporation.

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

COLE NATIONAL GROUP, INC.

April 12, 2004	By:	/s/ Ann M. Holt

Ann M. Holt
Senior Vice President and Corporate Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Larry Pollock	President and Chief Executive Officer	April 12, 2004
and Director
Larry Pollock

/s/ Lawrence E. Hyatt	Executive Vice President and	April 12, 2004
Chief Financial Officer
Lawrence E. Hyatt	(Principal Financial Officer)

s/ Ann M. Holt	Senior Vice President and Corporate Controller	April 12, 2004
(Principal Accounting Officer)
Ann M. Holt

*	Chairman	April 12, 2004

Walter J. Salmon

*	Director	April 12, 2004
Jeffrey A. Cole

*	Director	April 12, 2004

Ronald E. Eilers

*	Director	April 12, 2004

Timothy F. Finley

*	Director	April 12, 2004

Irwin N. Gold

*	Director	April 12, 2004

Peter V. Handal

*	Director	April 12, 2004

Charles A. Ratner

*	The undersigned, by signing her name hereto, does sign and execute this report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of Cole National Group, Inc. and which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

/s/ Ann M. Holt
Ann M. Holt, Attorney-in-Fact

All financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Cole National Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Cole National Group, Inc. and subsidiaries (the “Company”) as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for each of the three fiscal years in the period ended January 31, 2004. Our audits also included the financial statement schedules listed in Item 15(a)(2) . These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole National Group, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its presentation and classification of the (gain) loss on early extinguishment of debt, effective February 2, 2003.

     As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets, effective February 3, 2002.

/s/Deloitte & Touche LLP

Cleveland, Ohio
April 12, 2004

COLE NATIONAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 31,	February 1,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$59,184	$42,001
Accounts receivable, less allowances of $3,449 in 2003 and $3,063 in 2002	55,238	50,954
Current portion of notes receivable	2,501	4,517
Inventories	120,927	120,642
Prepaid expenses and other	25,610	24,210
Deferred income taxes	31,612	32,116

Total current assets	295,072	274,440

Property and equipment, at cost	311,890	312,413
Less — accumulated depreciation and amortization	(194,886)	(192,805)

Total property and equipment, net	117,004	119,608

Notes receivable, excluding current portion, less allowances of $2,858 in 2003 and $3,049 in 2002	4,928	2,180
Deferred income taxes	31,375	26,026
Other assets	36,959	45,449
Other intangibles, net	49,773	50,903
Goodwill, net	85,734	85,557

Total assets	$620,845	$604,163

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$608	$232
Accounts payable	61,180	67,581
Payable to affiliates, net	97,512	75,764
Accrued interest	7,715	7,805
Accrued liabilities	95,041	92,289
Accrued income taxes	2,789	3,309
Deferred revenue	41,122	38,014

Total current liabilities	305,967	284,994

Long-term debt, net of discount and current portion	279,229	276,553
Other long-term liabilities	32,726	36,498
Deferred revenue, long-term	12,129	11,559
Stockholder’s equity:
Common stock	—	—
Paid in-capital	200,299	195,326
Accumulated other comprehensive loss	(15,303)	(14,393)
Accumulated deficit	(194,202)	(186,374)

Total stockholder’s equity (deficit)	(9,206)	(5,441)

Total liabilities and stockholder’s equity	$620,845	$604,163

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Fifty-Two Weeks Ended
	January 31,	February 1,	February 2,
	2004	2003	2002
Net revenues	$1,201,773	$1,148,119	$1,109,123
Cost and expenses:
Cost of revenues	448,813	412,253	395,407
Operating expenses	740,950	707,596	679,040
Goodwill and tradename amortization	—	—	5,010

Total costs and expenses	1,189,763	1,119,849	1,079,457

Operating income	12,010	28,270	29,666
Interest and other (income) expense:
Interest expense	24,989	26,320	27,829
Interest and other (income), net	(1,498)	(1,059)	(2,962)
(Gains) loss on early extinguishment of debt	(15)	11,141	—

Total interest and other (income) expense, net	23,476	36,402	24,867

Income (loss) before income taxes	(11,466)	(8,132)	4,799
Income tax provision (benefit)	(3,638)	(795)	5,309

Net income (loss)	$(7,828)	$(7,337)	$(510)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fifty-Two Weeks Ended
	January 31,	February 1,	February 2,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(7,828)	$(7,337)	$(510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,787	35,630	38,905
Gain on sale of assets	(1,019)	—	(840)
Impairment losses	4,406	899	3,738
Noncash compensation	3,690	(399)	218
Deferred income tax provision (benefit)	(3,450)	(2,488)	2,929
(Gain) loss on early extinguishment of debt	(15)	11,141	—
Noncash interest and other, net	(366)	1,165	1,253
Increases (decreases) in cash resulting from changes in operating assets and liabilities:
Accounts and notes receivable, prepaid expenses and other assets	(3,645)	(11,453)	(1,385)
Inventories	(49)	958	9,566
Accounts payable, accrued liabilities and other liabilities	4,071	9,067	(2,226)
Accrued interest	(90)	1,465	(70)
Accrued and refundable income taxes	(407)	685	276

Net cash provided by operating activities	35,085	39,333	51,854

Cash flows from investing activities:
Purchases of property and equipment	(26,828)	(39,360)	(33,628)
Net proceeds from sales and sale/leasebacks of fixed assets	2,605	—	12,481
Systems development costs	(5,261)	(5,626)	(6,912)
Contingent payments for and acquisition of businesses	(4,051)	(1,645)	(847)
Other, net	11	9	—

Net cash used for investing activities	(33,524)	(46,622)	(28,906)

Cash flows from financing activities:
Repayment of long-term debt	(444)	(158,288)	(135)
Proceeds from issuance of long-term debt	—	150,000	—
Payment of deferred financing fees	(238)	(6,058)	—
Advances from (to) affiliates, net	21,379	(6,395)	(4,329)
Increase (decrease) in overdraft balances	(6,670)	6,210	7,872
Other, net	1,595	522	(275)

Net cash provided by (used for) financing activities	15,622	(14,009)	3,133

Cash and cash equivalents:
Net increase (decrease) during the period	17,183	(21,298)	26,081
Balance, beginning of period	42,001	63,299	37,218

Balance, end of period	$59,184	$42,001	$63,299

Supplemental disclosures:
Interest paid	$23,887	$23,690	$26,646

Income taxes paid	$1,094	$1,268	$1,049

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S
EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	January 31,	February 1,	February 2,
	2004	2003	2002
Common Stock:
Balance at beginning of period	$—	$—	$—
Issuance of stock	—	—	—

Balance at end of period	—	—	—

Paid-in Capital:
Balance at beginning of period	195,326	194,886	195,066
Capital contribution	3,564	—	—
Shares of parent held in deferred compensation plan	162	(58)	(34)
Tax benefits of exercised stock options	1,247	498	(146)

Balance at end of period	200,299	195,326	194,886

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	(14,393)	(1,105)	(664)
Minimum pension liability, net of tax of $1,253 and $6,987 and $0, respectively	(1,638)	(13,665)	—
Foreign currency translation adjustment	728	377	(441)

Other comprehensive loss	(910)	(13,288)	(441)

Balance at end of period	(15,303)	(14,393)	(1,105)

Accumulated Deficit:
Balance at beginning of period	(186,374)	(179,037)	(178,527)
Net income (loss)	(7,828)	(7,337)	(510)

Balance at end of period	(194,202)	(186,374)	(179,037)

Total Stockholder’s Equity	$(9,206)	$(5,441)	$14,744

Total Comprehensive Income (Loss):
Net income (loss)	$(7,828)	$(7,337)	$(510)
Other comprehensive income (loss) per above	(910)	(13,288)	(441)

Total comprehensive income (loss)	$(8,738)	$(20,625)	$(951)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Cole National Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Basis of Presentation

     Cole National Group, Inc., is a wholly owned subsidiary of Cole National Corporation. The consolidated financial statements include the accounts of Cole National Group and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated in consolidation.

     Fiscal years end on the Saturday closest to January 31 and are identified according to the calendar year in which they begin. For example, the fiscal year ended January 31, 2004 is referred to as “fiscal 2003.” Fiscal 2003, fiscal 2002 and fiscal 2001 each consisted of 52-week periods.

Nature of Operations

     The Company is a specialty service retailer operating in both host and nonhost environments, whose primary lines of business are optical products and services and personalized gifts. The Company sells its products through 2,444 company-owned retail locations and 481 franchised locations in 50 states, Canada, and the Caribbean. In connection with its optical business, the Company is a managed vision care benefits provider and claims payment administrator whose programs provide comprehensive eyecare benefits primarily marketed directly to large employers, health maintenance organizations (HMO) and other organizations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 7).

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

     Managed care claims expense, certain store lab leased equipment, and workers’ compensation and property insurance expense related to the company’s manufacturing activities have been reclassified to cost of revenues from operating expenses to more appropriately reflect the nature of the costs and to provide an improved measure of gross margin.

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

     Revenues from merchandise sales and services, net of estimated returns and allowances, are recognized at the time of customer receipt or when the related goods are shipped direct to the customer and all significant obligations of the Company have been satisfied. The reserve for returns and allowances is calculated as a percentage of revenues based on historical return percentages. Capitation revenues are accrued when due under related contracts at the agreed upon per member, per month rates. Administrative service revenue is recognized when services are provided over the contract period and the Company’s customers are obligated to pay. Additionally, the Company sells discount programs which have twelve-month terms. Revenues from discount programs are deferred and amortized over the 12-month term.

     The Company also sells separately priced extended warranty contracts with terms of coverage of 12 and 24 months. Revenues from the sale of these contracts are deferred and amortized over the lives of the contracts, while the costs to service the warranty claims are expensed as incurred. Incremental costs directly related to the sale of such contracts, such as sales commissions and percentage rent, are deferred in prepaid expenses and charged to expense in proportion to the revenue recognized.

     A reconciliation of the changes in deferred revenue from the sale of warranty contracts and other deferred items follows (dollars in thousands):

	2003	2002
Deferred revenues:
Beginning balance	$49,573	$46,511
Warranty contracts sold	56,479	53,023
Other deferred revenue	3,264	1,080
Amortization of deferred revenue	(56,065)	(51,041)

Ending balance	$53,251	$49,573

     Franchise revenues based on sales by franchisees are accrued as earned. Initial franchise fees are recorded as revenue when all material services or conditions relating to the sale of the franchises have been substantially performed or satisfied by the Company and when the related store begins operations.

     Things Remembered sells memberships in its Rewards Club™ program, which allows members to earn rebates based on their accumulated purchases. The Company defers and amortizes the membership fee revenue over the life of the membership. The rebates, which can only be used to offset the price of future customer purchases, are recognized as a reduction of revenue based on the rebates earned and the estimated future redemptions. The cumulative liability for unredeemed rebates is adjusted over time based on actual experience and trends with respect to redemption.

Consideration Received from Vendors

     The Company receives consideration from vendors as either rebates on the purchase of the inventory or as reimbursement of costs incurred to sell the vendors’ products. Rebates received for purchases are deferred and recorded as a reduction of cost of revenues when the product is sold or based upon estimated inventory turns.

     Reimbursement for specific, incremental and identifiable advertising costs incurred by the Company to sell the vendors’ products are recorded as a reduction of those costs at the time the expense is recognized in the statement of operations. Co-op funds calculated as a percentage of inventory purchases are offset against the related expense at the time the inventory is sold.

Managed Vision Underwriting Results

     The Company sells capitated managed vision care plans which generally have a duration of one year. Based upon its experience, the Company believes that it can predict utilization and claims experience, including estimates for claims incurred but not reported, under these plans with a high level of confidence. Underwriting results are recognized using an estimated percentage of claims revenue. A portion of the resulting gain is reserved for potential variances between predicted and actual results. The reserves are reconciled following the end of each plan year.

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

     The total cost of advertising charged to operating expense is net of amounts reimbursed by franchisees based on a percentage of their sales. Advertising expense is summarized as follows (dollars in thousands):

	2003	2002	2001
Gross advertising expense	$87,572	$85,215	$84,191
Less: Franchise contribution	(23,828)	(21,303)	(20,486)

Net advertising expense	$63,744	$63,912	$63,705

Gains (Losses) from the Sale and Franchising of Company Operated Stores

     Gains (losses) from the sale and franchising of company operated stores include the gains or losses from the sale of existing Pearle operated stores to new and existing franchisees, reduced by transaction costs and direct administrative costs of franchising. The Company recognizes these gains (losses) when the sale transaction closes, the franchisee has a minimum amount of the purchase at-risk and the Company is satisfied that the franchisee can meet its financial obligations. If the criteria for gain recognition are not met, the gain is deferred to the extent a remaining financial obligation in connection with the sales transaction exists. Deferred gains are recognized when these criteria are met or as the Company’s financial obligation is reduced. Gains (losses) are recorded as decreases (increases) to operating expenses and were $2,487,000, $711,000 and $44,000 in fiscal 2003, 2002 and 2001, respectively.

Store Opening Expenses

     Store opening expenses are charged to operations in the period the expenses are incurred.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash in banks, investments in money market accounts, treasury bills, commercial paper, and marketable securities with maturities of three months or less and credit card receivables recorded at the time of sale. Credit card receivables were $4.5 million and $4.4 million as of January 31, 2004 and February 1, 2003, respectively.

     In addition, overdrafts resulting from outstanding checks at the end of each reporting period are reclassified as current liabilities in either accounts payable or accrued expenses. This reclassification to accounts payable amounted to $21.1 million and $28.4 million at January 31, 2004 and February 1, 2003, respectively, and to accrued expenses amounted to $3.8 million and $3.2 million at January 31, 2004 and February 1, 2003, respectively.

Valuation of Inventories

     Inventories are recorded at the lower of cost, or market, with cost based on the first-in, first-out (FIFO) method, for the optical inventories and based on the weighted average cost method for the gift inventories. The Company records a valuation reserve for future inventory cost markdowns to be taken for inventory not expected to be part of its ongoing merchandise offering. The reserve is estimated based on historical information regarding sell through for similar products. The Company records a reserve for estimated shrinkage based on various factors including sales volume, historical shrink results and current trends.

Notes Receivable

     Notes from Pearle’s franchisees are included in notes receivable. The franchise notes are collateralized by inventory, equipment, and leasehold improvements at each location, generally bear interest at the prime rate plus 3.0%, and require monthly payments of principal and interest over periods of up to ten years.

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

     Property and equipment at cost, consist of the following at January 31, 2004 and February 1, 2003 (dollars in thousands):

	2003	2002
Land and building	$5,251	$2,414
Furniture, fixtures and equipment	194,946	196,384
Leasehold improvements	109,609	111,138
Construction-in-progress	2,084	2,477

Total property and equipment	$311,890	$312,413

Capitalized Lease Property

     Capitalized lease assets are amortized using the straight-line method over the term of the lease, or in accordance with practices established for similar owned assets if ownership transfers to the Company at the end of the lease term. Capital lease assets are included in property and equipment and are $5.5 million and $3.9 million in fiscal 2003 and 2002, respectively and accumulated amortization is $3.2 million and $2.6 million in fiscal 2003 and 2002, respectively. Amortization is included with depreciation expense and was $0.6 million, $0.3 million and $0.2 million in fiscal 2003, 2002 and 2001, respectively.

Software and Development Costs

     Software development and implementation costs are expensed until the Company has determined that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct costs to develop or obtain internal use software, including internal costs, are capitalized in other assets and amortized over the estimated useful life of the software using the straight-line method. Amortization periods range from two to seven years and begin when the software is placed in service. At January 31, 2004 and February 1, 2003, these costs were $71.0 million and $65.8 million, respectively and accumulated amortization was $46.2 million and $34.1 million, respectively. Amortization of software development costs in fiscal 2003, 2002 and 2001 was $9.6 million, $7.9 million and $7.7 million, respectively.

Goodwill and Other Intangible Assets

     Goodwill, noncompete agreements and tradename assets were amortized over their estimated useful economic life using the straight-line method and are carried at cost less accumulated amortization. Beginning with fiscal year 2002, all goodwill and tradename amortization ceased in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), and both goodwill and tradenames are tested at least annually for impairment. The Company adopted the first day of the fourth fiscal quarter for the annual impairment review. Other intangible assets with finite lives are amortized over their estimated useful lives based on management’s estimates of the period that the assets will generate revenue.

Long-Lived Asset Recoverability

     Long-lived assets, including finite lived intangible assets, are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. Impairment charges include the write-down of long-lived assets at stores (Cole Vision and Things Remembered) and purchased software (unallocated corporate expense) that were assessed for impairment because changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment charges recorded to operating expenses by segment follows (dollars in thousands):

	2003	2002	2001
Cole Vision	$1,671	$444	$2,848
Things Remembered	185	455	890
Purchased software	2,550	—	—

Total impairment charges	$4,406	$899	$3,738

Unamortized Debt Issuance Cost

     Financing costs incurred in connection with obtaining long-term debt are capitalized in other assets and amortized over the life of the related debt using the effective interest method. At January 31, 2004 and February 1, 2003, deferred financing costs net of accumulated amortization were $6,023,000 and $6,976,000, respectively. Amortization of financing costs included in interest expense in fiscal 2003, 2002 and 2001 was $1,192,000, $1,128,000 and $1,150,000, respectively.

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

Derivatives and Hedging Activity

     The interest rate swap agreements utilized by the Company are designated as fair value hedges of the underlying fixed rate debt obligations and are recorded at fair value as an increase in noncurrent assets or liabilities and an increase or decrease in long-term debt. These interest rate swaps qualify for the short-cut method for assessing hedge effectiveness under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Changes in fair value of the interest rate swaps are offset by the changes in fair value of the underlying debt.

Self Insurance

     Due to the significant deductible under its insurance policies, the Company is primarily self-insured for property loss, workers’ compensation, automobile and general liability costs. The liabilities are determined actuarially based on claims filed and estimates for claims incurred but not reported. These liabilities are not discounted.

Accrued Liabilities

     Accrued liabilities consist of the following (dollars in thousands):

	2003	2002
Accrued payroll liabilities and related liabilities	$32,438	$23,507
Customer deposits	19,291	17,479
Insurance reserve	11,904	10,513
Other	31,408	40,790

	$95,041	$92,289

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

Fair Value of Financial Instruments

     Due to their short-term nature, the carrying value of the Company’s cash and cash equivalents, credit card and other receivables, and short-term borrowings approximate fair value. The fair value of the notes receivables has not been determined due to nonmarketability and related party nature of the notes. Fair value estimates for the Company’s derivative and debt instruments are based on market prices when available or are derived from financial valuation methodologies such as discounted cash flow analyses.

Capital Stock

     At February 2, 2002 and February 3, 2001, there were 1,100 shares of common stock, par value $.01 per share, authorized, issued and outstanding.

Earnings Per Common Share

     Earnings per common share and weighted average number of common shares outstanding data for 2003, 2002 and 2001 have been omitted as the presentation of such information, considering the Company is a wholly owned subsidiary of Cole National Corporation, is not meaningful.

Related Party Transactions

     Cole National Corporation allocates certain expenses to the Company for Director fees, certain public company expenses and professional fees. Amounts allocated to the Company were $3.5 million, $0.5 million and $0.6 million in fiscal 2003, 2002 and 2001, respectively. The amount in fiscal 2003 includes the shareholder litigation settlement. The balance of payable to affiliates is due on demand.

Comprehensive Income

     The following table presents the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss) (dollars in thousands):

	Foreign	Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustment	Adjustment	Income (Loss)
Balance at February 3, 2001	$(664)	$—	$(664)
Activity in fiscal 2001	(441)	—	(441)

Balance at February 2, 2002	(1,105)	—	(1,105)
Activity in fiscal 2002	377	(20,652)	(20,275)
Tax benefit (expense)	—	6,987	6,987

Balance at February 1, 2003	(728)	(13,665)	(14,393)
Activity in fiscal 2003	728	(2,891)	(2,163)
Tax benefit (expense)	—	1,253	1,253

Balance at January 31, 2004	$—	$(15,303)	$(15,303)

Stock-Based Compensation

     Cole National Corporation has various stock-based compensation plans in which key employees of the Company are eligible to participate. The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees”, for Cole National Corporation’s stock-based compensation plans. The Company measures compensation expense for employee stock options as the aggregate difference between the market value of Cole National Corporation’s common stock and the exercise price of the options on the date that both the number of shares the grantee is entitled to receive and the exercise price are known. In fiscal 2003, certain stock options were exercised by using a feature permitting a cashless exercise of options through the use of vested options in payment of the exercise price. This feature creates an arrangement that requires variable accounting, beginning with the third quarter of fiscal 2003. Previous to the fiscal 2003 transactions, such options had been accounted for as fixed grants based on the presumption that this feature would not be utilized as evidenced by Cole National Corporations's historical experience of this feature not being used. For the stock option agreements that have this cashless exercise feature, compensation expense is measured as the amount by which the quoted market value of the shares exceeds the option price at the end of each period. All stock options requiring variable accounting are fully vested. Compensation expense associated with stock options requiring variable accounting was $3.2 million in the third quarter of fiscal 2003. Compensation expense associated with Cole National Corporation’s restricted stock grants are not allocated to the Company. For SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123) purposes, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 2.8%, 4.6% and 4.8% for grants in fiscal 2003, 2002 and 2001, respectively, volatility of 50%, 49-50% and 47-49% in fiscal 2003, 2002 and 2001, respectively, and expected lives of six years for options granted in all fiscal years. The weighted average fair value of options granted during fiscal 2003, 2002 and 2001 at the date of grant was $5.39, $9.50 and $6.31, respectively. Tax benefits from stock-based compensation activity are allocated to the Company. Per the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures” (SFAS 148), pro forma information relating to the fair value of stock-based compensation is summarized as follows:

	2003	2002	2001
	(In thousands)
Net income (loss), as reported	$(7,828)	$(7,337)	$(510)
Additions for stock-based employee compensation expense included in reported net income, net of related taxes	2,066	—	—
Deductions for total stock-based compensation expense determined under fair value based method for all awards, net of related taxes	(1,117)	(2,200)	(1,208)

Net income (loss), pro forma	$(6,879)	$(9,537)	$(1,718)

Retirement Plans

     The Company accounts for its defined benefit pension plans and its nonpension postretirement benefit plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS 106), respectively. These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan. The Company accounts for other post-employment benefits under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (SFAS 112), which requires the recognition of the obligation to provide benefits awarded to certain individuals.

Recently Issued Accounting Standards

     The Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 states that the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified as an item of continuing operations. The Company adopted SFAS 145 as of the beginning of fiscal 2003. As a result, the loss on early extinguishment of debt reported as an extraordinary item for the year ended February 1, 2003 has been reclassified. The pretax loss from the early extinguishment of debt has been presented as a separate line within interest and other (income) expenses and the related income tax benefit reduced the reported income tax provision. Other portions of the statement are not applicable to the Company.

     The FASB has also issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 provides guidance for legal obligations arising from the retirement of long-lived assets. SFAS 143 was adopted in fiscal 2003 and did not have a material effect on the Company’s financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and revised FIN 46 (FIN 46R) in December 2003. The Interpretations require certain variable interest entities, including certain special purpose entities, to be consolidated by the primary beneficiary if the equity investors in the entity do not have all the essential characteristics of a controlling financial interest or do not have sufficient equity at risk. The Interpretations immediately apply to entities created after January 31, 2003, are effective at the end of the fourth quarter of fiscal 2003 for certain special purpose entities and are effective for the first quarter of fiscal 2004 for other existing variable interest entities. The synthetic operating lease for the Highland Heights, Ohio facility required consolidation under this Interpretation. The consolidation resulted in an additional $2.2 million in assets and liabilities on the consolidated balance sheet. Management is still assessing the impacts of this Interpretation on its consolidated financial statements regarding existing variable interest entities within its franchise operations.

     In November 2002, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on Issue 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (Issue 02-16), which addresses the accounting by a customer for consideration received from a vendor, including a reseller of the vendor’s products. Certain aspects of the issue were effective immediately, which were adopted and did not have a significant impact on results of operations in fiscal 2002. The remaining portion of Issue 02-16 was adopted during fiscal 2003 and did not have a material effect on the Company’s financial position or results of operations.

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132). This statement revises employers’ disclosures about pension plans and other postretirement benefit plans to require more information about the economic resources and obligations of such plans. Certain disclosure provisions were effective for fiscal 2003 and were adopted. The remaining disclosure provisions of SFAS 132 will be adopted during fiscal 2004.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), which amends and clarifies accounting and reporting for derivative instruments, including certain embedded derivatives and for hedging activities under SFAS 133. SFAS 149 was adopted in fiscal 2003 and had no effect on the Company’s financial position or results of operations.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. In accordance with FASB Staff Position 106-1, the Company’s measures of the accumulated postretirement benefit obligation and net periodic benefit cost in the consolidated financial statements and in Note 6 do not reflect the effects of the Act on the Company’s postretirement benefit plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and, when issued, could require the Company to change previously reported information.

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

     The Company completed the transitional impairment testing of goodwill and tradenames during the second quarter of fiscal 2002 as required by SFAS 142. Based on the findings of its outside valuation advisor and other things, the Company concluded that there was no impairment at the adoption date of the new accounting standard, effective February 3, 2002. The Company elected to perform its annual tests for potential impairment as of the first day of the Company’s fourth fiscal quarter. Based on its annual tests, the Company has concluded that there was no impairment of its goodwill or tradenames for fiscal 2003 and fiscal 2002.

     The following table provides the comparable effects of adopting SFAS 142 for the three years ended January 31, 2004, February 1, 2003 and February 2, 2002.

	2003	2002	2001
	(In thousands)
Net income (loss):
Reported net income (loss)	$(7,828)	$(7,337)	$(510)
Goodwill amortization — Cole Vision	—	—	2,825
Goodwill amortization — Things Remembered	—	—	948
Tradename amortization — Cole Vision	—	—	1,237
Related tax adjustment	—	—	(680)

Adjusted net income (loss)	$(7,828)	$(7,337)	$3,820

     Other intangible assets consist of (dollars in thousands):

	2003	2002
Non-amortizable:
Tradename	$49,460	$49,460

Amortizable:
Noncompete agreements	320	240
Contracts	8,947	8,847
Customer records	9	—

Total amortizable	9,276	9,087

Accumulated amortization	(8,963)	(7,644)

	$49,773	$50,903

     During the first quarter of fiscal 2003, the Company purchased the operations of three Sears Optical departments in California for a total purchase price of $242,500. The amount allocated to the tangible fixed assets acquired including exam equipment and inventory was $29,500. The remainder of the purchase price was allocated to intangible assets under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations”. Goodwill related to this transaction was $124,000 and noncompete agreements and customer records totaled $89,000. The change in the carrying amount of contracts for fiscal 2003 resulted primarily from a contingent payment for a previously acquired provider network. The additional change in the carrying amount of goodwill was due to foreign currency translation at Cole Vision.

     The net carrying amount of goodwill at January 31, 2004, by business segment was $64.3 million at Cole Vision and $21.4 million at Things Remembered.

(3)	Long-Term Debt

     Long-term debt at January 31, 2004 and February 1, 2003 is summarized as follows (dollars in thousands):

	2003	2002
8-7/8% Senior Subordinated Notes	$150,000	$150,000
8-5/8% Senior Subordinated Notes, including fair market value adjustments related to interest rate swap	125,459	125,807
Capital lease obligations	2,134	978
Debt of variable interest entity	2,244	—

	279,837	276,785
Less current portion	(608)	(232)

Net long-term debt	$279,229	$276,553

     On August 15, 2003, the Company retired $385,000 of 8-5/8% Senior Subordinated Notes due December 31, 2006 that the Company had received as part of the full repayment for a note receivable from the Company’s former Chairman and Chief Executive Officer (CEO). A $15,400 gain on early extinguishment of debt and $15,400 of compensation expense were recorded in connection with the transaction.

     On May 22, 2002, the Company issued $150.0 million of 8-7/8% Senior Subordinated Notes that mature in 2012. Interest on the notes is payable semi-annually on each May 15 and November 15. Net proceeds from the 8-7/8% note offering, together with cash on hand, were used to retire $150.0 million of 9-7/8% Senior Subordinated Notes due 2006 and pay premiums and other costs associated with retiring those notes. The Company’s results for fiscal 2002 included a loss on early extinguishment of debt of $11.1 million representing the payment of premiums and other costs of retiring the notes and the write-offs of unamortized discount and deferred financing fees.

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

     At January 31, 2004, the fair value of long-term debt was approximately $305.0 million compared to a carrying value of $279.2 million. The fair value was estimated primarily by using quoted market prices. The Company has no significant principal payment obligations under its outstanding indebtedness until 2007, when the $125.0 million 8-5/8% Senior Subordinated Notes are due. Following the consummation of the Merger with Luxottica, the holders of the 8-5/8% notes and the 8-7/8% notes will have the right to put the notes to the Company at a price of 101% of par plus accrued interest.

     During the third quarter of fiscal 2002, the Company entered into interest rate swap agreements to take advantage of favorable market interest rates. These agreements require the Company to pay an average floating interest rate based on six-month LIBOR plus 4.5375% to a counter party while receiving a fixed interest rate on a portion of the Company’s $125.0 million of 8-5/8% Senior Subordinated Notes due 2007. The counter party is a major commercial bank. The agreements mature August 15, 2007 and qualify as fair value hedges. The aggregate notional amount of the interest rate swap agreements is $50.0 million. At January 31, 2004, the floating rate of the swaps was approximately 5.8% and the fair value of the swap agreements was an unrealized gain of approximately $0.8 million. There was no impact to earnings in fiscal 2003 due to hedge ineffectiveness.

     The Company subleases an office and general operating facility in Highland Heights, Ohio from the Parent who leases the property from a special purpose entity (the “Trust”), which was created in 1997 specifically for the purpose of structuring a four-year operating lease with annual renewal options up to six years. The lease provides for regular payments based on LIBOR plus 1.50%. In accordance with this agreement, the Parent must maintain compliance with a minimum net worth covenant. At the end of this lease in 2007, the Parent has the option to purchase the property or arrange for the sale of the property. If the Parent does not exercise its purchase option at the end of the lease, it is contingently liable to the Trust for up to $1.7 million. The Parent does not believe it will have any payment obligation at the end of the lease because either the Parent will exercise the purchase option, or the net proceeds from the sale of the property will exceed the amount payable to the Trust.

     Under FIN 46R, certain special purpose entities are required to be consolidated if it is determined that an enterprise is the primary beneficiary because it is deemed to have controlling financial interest in the entity. The Company has determined that it has controlling financial interest in the Trust since the Company is required to absorb any expected losses, will receive the majority of expected residual returns and is the primary beneficiary. Therefore, the Trust assets of $2.2 million and liabilities of $2.2 million have been consolidated into the financial statements of the Company as of January 31, 2004. Future operating results of the Trust will be consolidated in the financial statements of the Company and is not expected to have a material effect on the Company’s results of operations.

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

     The credit facility requires the principal operating subsidiaries of the Company to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the Company to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. The Company is in compliance with the covenants in the credit agreement as of January 31, 2004 and the date of this report.

     The credit facility restricts dividend payments to the Company from its subsidiaries to amounts needed to pay interest on the 8-7/8% notes and the 8-5/8% notes, certain amounts related to taxes and $7.5 million for direct expenses of the Company, along with up to 0.25% of the Company’s consolidated net revenue annually for other direct expenses of Cole National Corporation. If certain maximum leverage targets are met, the credit facility restricts dividend payments to the Company in an aggregate amount not to exceed $25.0 million to allow for the repurchase of Senior Subordinated Notes.

     As of January 31, 2004, the total availability under the credit facility totaled $46.1 million after reduction for commitments outstanding of $13.9 million under letters of credit. There were no working capital borrowings under the credit facility outstanding as of January 31, 2004 and February 1, 2003. The maximum amount of borrowings outstanding was $11.5 million during fiscal 2003 and $2.3 million during fiscal 2002. The weighted average interest rate was 5.5% for both fiscal 2003 and 2002.

     On November 3, 2003, Things Remembered, Inc. and the Parent entered into an agreement with a bank to provide documentary letters of credit for import inventory purchases not to exceed $7.0 million. The letters of credit are secured by the inventory purchased. As of January 31, 2004, the Company had $3.9 million outstanding under this facility.

(5)	Income Taxes

     The income tax provision reflected in the accompanying consolidated statements of operations for fiscal 2003, 2002 and 2001 are detailed below (dollars in thousands):

	2003	2002	2001
Current payable -
Federal	$(567)	$522	$750
State and local	551	538	1,335
Foreign	(172)	633	295

	(188)	1,693	2,380

Deferred -
Federal	(1,978)	(2,670)	2,854
State and local	(639)	183	32
Foreign	(833)	(1)	43

	(3,450)	(2,488)	2,929

Income tax provision (benefit)	$(3,638)	$(795)	$5,309

     The exercise of nonqualified stock options during fiscal 2003 and fiscal 2002 resulted in $1.3 million and $0.5 million, respectively of income tax benefits to the Company derived from the difference between the market price at the date of exercise and the option price. These tax benefits were recorded in additional paid-in capital. Tax benefits from option exercises in fiscal 2001 were not significant.

     The income tax provision differs from the federal statutory rate as follows (dollars in thousands):

	2003	2002	2001
Income tax provision (benefit) at statutory rate	$(4,014)	$(2,846)	$1,680
Tax effect of -
Goodwill	—	—	1,451
State income taxes, net of federal tax benefit	(422)	533	900
Foreign income	20	199	59
Valuation allowance	89	484	988
Nondeductible expenses	277	296	331
Adjustment to prior year federal taxes	389	522	354
Research and development credit	(235)	—	(265)
Other, net	258	17	(189)

Income tax provision (benefit)	$(3,638)	$(795)	$5,309

     The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at January 31, 2004 and February 1, 2003 are as follows (dollars in thousands):

	2003	2002
Deferred tax assets:
Accrued compensation and benefits	$14,343	$11,420
Deferred revenue	18,816	22,659
Other non-deductible accruals	11,732	8,432
Net operating loss carryforwards	5,250	8,961
Depreciation and amortization	4,692	—
Intangibles	3,976	4,373
Inventory basis differences	2,548	2,047
Leases	3,155	5,106
Contribution carryforward	1,179	1,223
Foreign tax credit carryforward	155	—
Other	1,261	2,005

Total deferred tax assets	67,107	66,226
Valuation allowance	(4,120)	(4,371)

Net deferred tax assets	62,987	61,855
Deferred tax liabilities:
Depreciation and amortization	—	(3,713)

Net deferred tax assets	$62,987	$58,142

     At January 31, 2004, the Company had approximately $8.7 million of federal tax net operating loss carryforwards in the United States that expire in years 2004 through 2022. Of that amount, $7.7 million resulted from the Company’s acquisition of American Vision Centers (“AVC”). Due to the change in ownership requirements of the Internal Revenue Code, utilization of the AVC net operating loss is limited to approximately $0.3 million per year. Valuation allowances of $3.4 million, $0.5 million and $0.2 million at January 31, 2004 have been established against net operating losses, charitable contribution carryforwards and tax credit carryforwards, respectively to reduce the corresponding deferred tax assets to the amount that will likely be realized. The decrease in the valuation allowance in fiscal 2003 is primarily due to the operating loss tax carryforwards.

     No provision of United States federal and state income taxes has been provided for the undistributed earnings of the Company’s foreign subsidiaries because those earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment of foreign tax credits) and withholding taxes payable. Determination of the net amount of unrecognized U. S. income tax with respect to these earnings is not practicable.

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

     The Company also maintains a postretirement benefit plan in connection with the acquisition of Pearle in 1996. This plan was closed to new participants at the time of acquisition. Under this plan, the eligible former employees are provided life insurance and certain health care benefits through insurance premiums based on expected benefits to be paid during the year. Substantial portions of the health care benefits are not insured and are paid by the Company. For measurement purposes, a 13% annual rate of increase for health care benefits was assumed for fiscal 2004. The rate was assumed to decrease gradually to 8% over ten years and level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed health care cost trend rate would have the following effects:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$33,500	$(28,100)
Effect on postretirement benefit obligation	557,800	(468,500)

     On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. In accordance with FASB Staff Position 106-1, the Company’s measures of the accumulated postretirement benefit obligation and net periodic benefit cost in the consolidated financial statements and disclosures herein do not reflect the effects of the Act on the Company’s postretirement benefit plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and, when issued, could require the Company to change previously reported information.

     The Company uses a December 31 measurement date for its plans. The following provides a reconciliation of benefit obligations, plan assets and funded status of the pension plan and postretirement benefits.

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
		(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$40,122	$28,825	$4,109	$2,879
Service cost	273	238	—	—
Interest cost	2,647	2,423	261	203
Actuarial loss	5,767	10,203	62	1,149
Benefits paid	(1,839)	(1,147)	(179)	(159)
Participants’ contributions	—	—	36	37
Administrative expenses paid	(433)	(420)	—	—

Benefit obligation at the end of the period	46,537	40,122	4,289	4,109

Change in plan assets:
Fair value of plan assets at beginning of year	24,107	28,861	—	—
Actual return of plan assets	4,240	(3,709)	—	—
Employer contributions	—	522	143	122
Participants’ contributions	—	—	36	37
Benefits paid	(1,839)	(1,147)	(179)	(159)
Administrative expenses paid	(433)	(420)	—	—

Fair value of plan assets at end of year	26,075	24,107	—	—

Funded status	(20,462)	(16,015)	(4,289)	(4,109)
Employer contributions after measurement date	—	—	12	10
Unrecognized net actuarial loss	23,622	20,992	2,527	2,614
Unrecognized prior service cost	—	—	94	103
Unrecognized initial asset	(160)	(340)	—	—

Net amount recognized	$3,000	$4,637	$(1,656)	$(1,382)

     Amounts recognized in the statements of financial position consist of:

	2003	2002	2003	2002
Accrued benefit cost:
Accrued liabilities	$(7,475)	$—	$(151)	$(152)
Other long-term liabilities	(12,987)	(16,015)	(1,505)	(1,230)
Accumulated other comprehensive loss	23,462	20,652	—	—

	$3,000	$4,637	$(1,656)	$(1,382)

     The current employer contribution for fiscal 2004 of $7,475,000 included in accrued liabilities was determined with the assumption that Congress will not grant further pension relief for the 2004 plan year.

     The accumulated benefit obligation for the defined benefit pension plan was $46,537,000 and $40,122,000 at December 31, 2003 and December 31, 2002, respectively.

     Net pension expense and postretirement expense for fiscal 2003, 2002 and 2001 includes the following components (dollars in thousands):

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Service cost — benefits earned during the period	$273	$238	$1,868	$—	$—	$—
Interest cost on the projected benefit obligation	2,647	2,423	2,156	261	203	174
Expected return on plan assets	(2,594)	(2,810)	(2,720)	—	—	—
Recognized net actuarial loss	1,491	284	—	149	83	76
Amortization of initial asset	(179)	(179)	(179)	—	—	—
Amortization of prior service cost	—	—	25	9	9	9

Net expense (income)	$1,638	$(44)	$1,150	$419	$295	$259

Increase in minimum liability included in other comprehensive income	$2,810	$20,652	$—	N/A	N/A	N/A

Weighted average assumptions used to determine obligations at fiscal year end:
Discount rate	6.0%	6.5%	7.5%	6.0%	6.5%	7.3%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Weighted average assumptions used to determine net costs for the fiscal year:
Discount rate	6.5%	7.5%	7.8%	6.5%	7.3%	7.8%
Expected return on plan assets	9.0%	9.0%	9.5%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	3 to 7%	N/A	N/A	N/A

     The change in the discount rate reflects the overall decline in market interest rates and has led to an increase in the projected benefit obligation at December 31, 2003 and December 31, 2002. In addition, stock market declines in fiscal 2002 reduced the fair value of the pension plan’s assets at December 31, 2002. As a result of these factors, the pension benefit plan was underfunded by $20.5 million and $16.0 million at December 31, 2003 and December 31, 2002, respectively. In fiscal 2002, the Company wrote off its prepaid pension expense of $4.6 million and recorded the minimum pension liability by charging $20.7 million to accumulated other comprehensive income (loss) in stockholders’ equity. In fiscal 2003, the Company recorded an increase in the minimum pension liability by charging $2.8 million to accumulated other comprehensive income (loss).

     The expected long-term rate of return on plan assets is established based upon our expectations of asset returns over the expected period to fund participant benefits considering the plan’s current target asset allocation. We further validated this assumption with an independent expert using our target asset mix in an asset return generation model which projected future asset returns using simulation and asset class correlation.

     The Company’s pension benefit plan weighted-average asset allocation at December 31, 2003 and 2002, and target allocation for 2004 are as follows:

			Plan Assets
	Asset Allocation 2004		at December 31,
	Target	Range	2003	2002
Large-Cap U.S. Equity	45.0%	30% - 50%	51%	40%
Small/Mid-Cap U.S. Equity	10.0%	5% - 15%	10%	7%
International Equity	10.0%	5% - 15%	8%	7%

Total Equity	65.0%	60% - 75%	69%	54%
Tactical Asset Allocation				19%
Fixed Income	35.0%	25% - 40%	31%	27%

			100%	100%

     The pension benefit plan investment policy provides the framework within which investment decisions are made, establishes standards to measure investment manager performance, outlines roles and responsibilities and describes the ongoing review process. The plan’s investment strategies include established asset allocation targets and ranges as set forth above to maximize the advantages of diversification and to minimize risk. The asset allocation targets disclosed above were implemented during 2003 and the tactical asset allocation category included in the previous target strategy was eliminated. The tactical asset allocation category in place at December 31, 2003 provided for investment in any mix of debt and/or equity at the discretion of the fund manager. At December 31, 2002, the 19% invested in tactical asset allocation was fully invested in equities.

     Small/Mid-Cap Equity investments include the Parent’s common stock in the amounts of $160,000 (0.6% of total plan assets) and $91,000 (0.4% of total plan assets) at December 31, 2003 and 2002, respectively.

     The Company has a defined contribution plan, including features under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to its employees. Eligible employees may contribute up to 17% of their compensation to the plan. In the United States, the Company changed the plan beginning with the 2003 fiscal year to provide for a mandatory company match in cash of 25% of the first 4% of employee contributions. During prior fiscal years, the plan provided a mandatory company match of 10% of employee contributions. The Company may also make a discretionary matching contribution for each plan year equal to such dollar amount or percentage of employee contributions as determined by the Company’s Board of Directors. In Puerto Rico, the Company provides for a mandatory match of 50% of the first 6% of employee contributions. The plan provides for the investment of employer and employee contributions in the Parent’s common stock and other investment alternatives. The Company’s matching contributions, net of forfeitures, of $1.0 million, $1.0 million and $0.6 million were recorded as expense for fiscal years 2003, 2002 and 2001, respectively.

     The Company has a Supplemental Executive Retirement Plan (SERP), which provides for the payment of retirement benefits for certain management and highly compensated employees supplementing amounts payable under the Company’s non-contributory defined contribution plan. The benefits are unfunded and each participant’s SERP account is credited with a percentage of their base salary and interest earned for the year. Expenses for this plan for fiscal 2003, 2002 and 2001 were $0.4 million, $0.3 million and $0.5 million, respectively. The plan liability recorded primarily in other long-term liabilities was $2.6 million and $2.3 million at January 31, 2004 and February 1, 2003, respectively.

     The Company has a deferred compensation plan for executives and other senior management which allows deferral of income without regard to limitations imposed by the Company’s 401(k) plan. The Company has generally made a contribution of the Parent’s common stock equal to 10% of the participant’s deferrals, however, in fiscal 2003 and 2002 the Company made cash contributions. The deferred compensation together with the Company’s contributions is funded through various marketable securities based on the election of the participant. As of fiscal year end 2003 and 2002, the Company had accrued $2.9 million and $2.1 million, respectively for its obligations under these plans in other long-term liabilities. The Company’s net expense, which includes the participants’ deferral, investment earnings and Company contributions was $1.3 million, $0.9 million and $1.3 million for fiscal 2003, 2002 and 2001, respectively. The investments made on behalf of the participants, other than purchase of the Parent’s common stock, are included in other noncurrent assets and were $2.5 million and $1.8 million at December 31, 2003 and 2002, respectively. Investments in the Parent’s common stock are recorded as paid in capital in stockholders’ equity.

     The Company provides under certain conditions postemployment benefits for continuation of health care benefits and life insurance coverage to former employees after employment but before retirement. Pursuant to SFAS 112, the accrued cost for postemployment benefits was $2.5 million and $2.6 million at January 31, 2004 and February 1, 2003, respectively. The net postemployment benefits (income) expense was $(0.1) million, $1.0 million and $0.1 million in 2003, 2002 and 2001, respectively.

     The Company has certain individual deferred compensation agreements, which provide guaranteed retirement benefits each year for life. The benefits are accrued over the estimated period in which the employee is to render service and becomes eligible for the benefit. The benefits are unfunded and a minimum pension liability of $81,000 was charged to accumulated other comprehensive income (loss) in stockholder’s equity in fiscal 2003. Expenses for these agreements for fiscal 2003, 2002 and 2001 were $2.2 million, $0.5 million and $0.4 million, respectively. At January 31, 2004 and February 1, 2003, the liability, which was recorded in other long-term liabilities, was $1.1 million and $3.4 million, respectively. In fiscal 2003, a lump sum payment of $4.6 million was made to the Company’s former Chairman and CEO under the terms of his separation agreement.

(7)	Segment Information

     The Company has two reportable segments: Cole Vision and Things Remembered. Most of Cole Vision’s revenue is provided primarily by sales of prescription eyewear, accessories and services through its Cole Licensed Brands and Pearle retail locations. Cole Vision’s revenue is also provided by sales of merchandise to franchisees and other outside customers, by royalties based on sales and initial franchise fees from franchisees and by fees from managed vision care programs. Cole Vision is subject to various state regulations related to the dispensing of prescription eyewear, its relationship with the doctors of optometry and other matters. The Cole Licensed Brands, Pearle Vision and Cole Managed Vision business units have been aggregated in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131), based on the similarity of their economic characteristics, nature of products, services and production processes, types of customers, distribution methods and regulatory environment. Things Remembered’s revenue is provided by sales of engraveable gift merchandise, personalization and other services primarily through retail stores and kiosks. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

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

	2003	2002	2001
Net revenues:
Cole Vision	$919,512	$877,550	$836,869
Things Remembered	282,261	270,569	272,254

Total net revenues	$1,201,773	$1,148,119	$1,109,123

Depreciation and amortization:
Cole Vision	$27,047	$22,554	$25,508
Things Remembered	9,904	10,297	10,520

Total segment depreciation and amortization	36,951	32,851	36,028
Unallocated corporate depreciation	2,836	2,779	2,877

Total depreciation and amortization	$39,787	$35,630	$38,905

Income:
Cole Vision	$24,863	$30,583	$15,113
Things Remembered	21,433	15,060	24,149

Total segment operating income	46,296	45,643	39,262
Unallocated corporate expense	(34,286)	(17,373)	(9,596)

Total operating income	12,010	28,270	29,666
Interest and other (income) expense, net	23,476	36,402	24,867

Income (loss) before income taxes	$(11,466)	$(8,132)	$4,799

     Reported segment assets, expenditures for capital additions and systems development costs and acquisitions of businesses, with reconciliations to consolidated amounts, are as follows (dollars in thousands):

	2003	2002	2001
Segment assets:
Cole Vision	$424,385	$421,661
Things Remembered	117,223	119,105

Total segment assets	541,608	540,766
Corporate cash and temporary cash investments	43,479	28,435
Other corporate assets	35,758	34,962

Consolidated assets	$620,845	$604,163

Expenditures for capital additions and systems development costs:
Cole Vision	$23,300	$31,502	$26,288
Things Remembered	6,454	10,342	12,582

Total segment expenditures	29,754	41,844	38,870
Corporate	2,335	3,142	1,670

Consolidated expenditures	$32,089	$44,986	$40,540

Contingent payments for and acquisition of business
Cole Vision	$4,051	$1,645	$847

     Revenues from external customers of each group of similar products and services is as follows (dollars in thousands):

	2003	2002	2001
Sales of optical products and services	$810,290	$783,765	$751,680
Royalties and initial franchise fees	20,136	19,450	18,744
Fees from managed vision care programs	89,086	74,335	66,445

Total Cole Vision net revenue	919,512	877,550	836,869
Retail sales of gift merchandise and services	282,261	270,569	272,254

Consolidated net revenue	$1,201,773	$1,148,119	$1,109,123

     The Company operates primarily in the United States. Net revenues attributable to Cole Vision’s Canadian operations were $29.2 million, $28.6 million and $30.0 million in fiscal 2003, 2002 and 2001, respectively. Long-lived assets located in Canada at January 31, 2004 and February 1, 2003 totaled $2.2 million and $2.9 million, respectively.

(8)	Commitments and Contingencies

     The Company leases a substantial portion of its computers, equipment and facilities including laboratories, office and warehouse space, and retail store locations. These leases generally have initial terms of up to 10 years and often contain renewal or purchase options. Operating and capital lease obligations are based upon contractual minimum rates and, in most leases covering retail store locations, additional rents are payable based on store sales. In addition, Cole Vision operates departments in various host stores paying occupancy costs solely as a percentage of sales. The Sears agreement contains a short-term cancellation clause. Generally, the Company is required to pay taxes and normal expenses of operating the premises for laboratory, office, warehouse and retail store leases; the host stores pay these expenses for departments operated on a percentage-of-sales basis. The following amounts represent rental expense for fiscal 2003, 2002 and 2001 (dollars in thousands):

	2003	2002	2001
Occupancy costs based on sales	$63,182	$58,966	$56,923
All other rental expense	91,494	91,736	89,940
Sublease rental income	(14,638)	(14,525)	(16,270)

Total rental expense, net	$140,038	$136,177	$130,593

     At January 31, 2004, future minimum lease payments and sublease income receipts under noncancelable leases and the present value of future minimum lease payments for capital leases are as follows (dollars in thousands):

	Capital	Operating Leases
	Leases	Payments	Receipts
2004	$643	$77,244	$(10,456)
2005	599	64,647	(8,060)
2006	557	52,818	(6,532)
2007	417	41,772	(4,895)
2008	296	33,141	(3,009)
2009 and thereafter	102	77,006	(5,875)

Total future minimum lease payments	2,614	$346,628	$(38,827)

Amount representing interest	(480)

Present value of future minimum lease payments	$2,134

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

     The Company guarantees future minimum lease payments for certain store locations leased directly by franchisees. These guarantees totaled approximately $13.4 and $13.8 million as of January 31, 2004 and February 1, 2003. Performance under a guarantee by the Company is triggered by default of a franchisee in their lease commitment. Generally, these guarantees also extend to payments of taxes and other normal expenses payable under these leases, the amounts of which are not readily quantifiable. The term of the guarantees range from one to ten years of which many are limited to periods that are less than the full term of the leases involved. Under the terms of the guarantees, the Company has the right to assume the primary obligation and begin operating as a company-owned store. In addition, as part of many franchise agreements, the Company may recover any amounts paid under a guarantee from the defaulting franchisee. The Company has recorded a liability of $23,500, which represents the estimated fair value of the Company’s obligations from guarantees entered into or modified after December 31, 2002 using an expected present value calculation.

     In fiscal 2000, the Company guaranteed certain borrowings of a franchisee with a bank in connection with operations of two franchised stores. The maximum exposure under the agreement is $333,000 and expires upon full payment of the term loan borrowings by the franchisee. The loan matures in 2010.

     In fiscal 2003, the Company entered into an agreement to guarantee a portion of the amount owed to a bank by a franchisee as a result of a loan granted in connection with the purchase of five stores. The guaranteed amount equals the cumulative value of the store assets. The Company is released from its obligation once the landlords of the store locations execute subordination agreements or the bank is granted access to the store assets in the event of the default by the franchisee. The maximum exposure under the agreement is $464,000 as of January 31, 2004.

(9)	Legal Proceedings

     The Company and its optical subsidiaries have been sued by the State of California, which alleges claims for various statutory violations related to the operation of 23 Pearle Vision Centers in California. The claims include untrue or misleading advertising, illegal dilation fees, unlawful advertising of eye exams, maintaining an optometrist on or near the premises of a registered dispensing optician, unlawful advertising of an optometrist, unlicensed practice of optometry, and illegal relationships between dispensing opticians, optical retailers and optometrists. The action seeks unspecified damages, restitution and injunctive relief. In July 2002, the State of California obtained a preliminary injunction to enjoin certain advertising practices and from charging dilation fees. The trial court’s decision was appealed by both the Company and the State. On November 26, 2003, the appellate court ruled on the appeal in a manner adverse to the Company with respect to continued advertising in California by Pearle Vision that expressly or implicitly advertises the furnishing of optometric services, disallowing continued advertising of the availability of optometric services with a disclaimer that had been previously approved by the trial court. The appellate court ruled in the Company’s favor with respect to charging dilation fees. On March 3, 2004, the California Supreme Court granted the Company’s petition for review of the Appellate Court’s decision. Although the Company believes that its advertising and operational practices in California complied with California law, the appellate ruling may, if unmodified by the Supreme Court, compel the Company to modify or close its activities in California. Further, the Company might be required to pay damages and or restitution in a currently undeterminable amount, the cost of which might have a material adverse effect on the Company’s operating results and cash flow in one or more periods.

     Things Remembered, Inc. settled a class action complaint in California alleging that the putative class (alleged to include 200 members) were improperly denied overtime compensation in violation of a California law. The action sought unspecified damages, interest, restitution, as well as declaratory and injunctive relief and attorneys’ fees. On February 3, 2003, Things Remembered and the plaintiffs reached an agreement to resolve the lawsuit for $562,500. Preliminary approval was received from the Court on August 1, 2003. On December 3, 2003, the Court approved final settlement of the lawsuit. A liability of $562,500 was recorded in the fourth quarter of fiscal 2002 and paid in the first quarter of fiscal 2004.

     Cole National Corporation settled a class action lawsuit alleging claims for various violations of federal securities laws related to the Company’s publicly reported revenues and earnings. The action, which pleaded claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and named the Parent and certain present and former officers and directors as defendants, sought unspecified compensatory damages, punitive damages “where appropriate”, costs, expenses and attorneys’ fees. On May 30, 2003, the Parent and the plaintiffs reached an agreement to resolve the lawsuit. On September 29, 2003, the Court approved final settlement of the lawsuit. A charge of $2,687,500 was recorded in the first quarter of fiscal 2003 with respect to the Company’s portion of the settlement.

     Following the Company’s announcement in November 2002 of the restatement of the Company’s financial statements, the Securities and Exchange Commission began an investigation into the Company’s previous accounting. The course of this investigation or other litigation or investigations arising out of the restatement of the Company’s financial statements cannot be predicted. In addition, under certain circumstances the Company would be obliged to indemnify the individual current and former directors and officers who are named as defendants in litigation or who are or become involved in an investigation. The Company believes it has insurance that should be available with respect to a portion of its indemnification obligations. If the Company is unsuccessful in defending against the current investigation or any litigation, there may be a material adverse effect on the Company’s financial condition, cash flow and results of operations.

     The Company has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants’ use of bar code technology. A stay of the proceeding has been sought and was granted, in deference to prior pending declaratory judgment suits brought by the manufacturers and suppliers of the implicated technology seeking to declare the patents in suit not infringed. On January 23, 2004, a court in Nevada entered a memorandum of decision in favor of a manufacturer declaring the patents not infringed. This judgment is expected to be appealed, and the infringement litigation against the Company will remain stayed pending the final resolution any such appeal. The Company believes it has available defenses and does not expect any liability. If the Company were to be found liable for an infringement, it might have a material adverse effect on its operating results and cash flow in the period incurred.

     In the ordinary course of business, the Company is involved in various other legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

(10)	Merger Agreement

     On January 26, 2004, Cole National Corporation and Luxottica Group S.p.A. entered into a merger agreement pursuant to which the Parent would become a subsidiary of Luxottica Group. Under the agreement, Luxottica Group will acquire all of the outstanding shares of the Parent for a cash purchase price of $22.50 per share, together with the purchase of all outstanding options and similar equity rights at the same price per share, less their respective exercise price. The merger is subject to approval by the holders of a majority of the outstanding shares of the Parent’s common stock and the satisfaction of other customary conditions, including compliance with applicable antitrust clearance requirements. On February 27, 2004, the Parent and Luxottica Group filed pre-merger notifications with the U.S. antitrust authorities pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“the HSR Act”). On March 30, 2004 the Parent and Luxottica Group jointly announced that they had received a request from the Federal Trade Commission (FTC) for additional information and documentary material with respect to the Merger. Accordingly, the waiting period under the HSR Act has been extended until the 30th day after the date of substantial compliance with the request by both parties, unless earlier terminated by the FTC. On March 2, 2004, the Parent announced that it has scheduled a special meeting of stockholders for April 20, 2004 to consider and vote on the approval of the merger agreement with Luxottica Group. Stockholders of record of the Parent as of March 12, 2004 will be entitled to vote on the transaction. On March 15, 2004, the Parent filed its definitive proxy statement.

Schedule I

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Cole National Group, Inc.
Condensed Balance Sheets
January 31, 2004 and February 1, 2003
 (Dollars in millions)

	2003	2002
Assets:
Cash	$43.5	$28.4
Investment in subsidiaries	291.4	313.8
Property and equipment, net	2.6	4.4
Deferred income tax and other	26.3	23.6

Total assets	$363.8	$370.2

Liabilities and stockholder’s equity:
Accounts payable and accrued expenses	25.6	21.1
Payable to affiliates	50.0	52.5
Long-term debt	275.5	275.8
Other long-term liabilities	21.9	26.2
Stockholder’s equity (deficit)	(9.2)	(5.4)

Total liabilities and stockholder’s equity	$363.8	$370.2

Schedule I
(Continued)

Cole National Group, Inc.
Condensed Statements of Operations and Cash Flows
52 Weeks Ended January 31, 2004, February 1, 2003 and
February 2, 2002
 (Dollars in millions)

	January 31,	February 1,	February 2,
Condensed Statements of Operations	2004	2003	2002
Revenue — services to affiliates	$45.8	$32.9	$29.7
Operating expenses	47.2	35.7	29.2
Interest and other (income) expenses, net	(7.8)	3.2	(8.1)

Income (loss) before taxes	6.4	(6.0)	8.6
Income tax provision (benefit)	(8.8)	(12.6)	(17.6)

Income (loss) before equity in undistributed earnings (loss) of subsidiaries	15.2	6.6	26.2
Equity in undistributed earnings (loss) of subsidiaries	(23.0)	(13.9)	(26.7)

Net income (loss)	$(7.8)	$(7.3)	$(0.5)

Condensed Statements of Cash Flows
Net cash (used for) provided by operating activities	$14.2	$29.0	$28.0

Investing activities:
Purchase of property and equipment	(0.5)	(0.5)	(3.4)
Proceeds from sale of asset	2.6	—	—
Systems development costs	—	(1.0)	(1.0)
Other, net	—	(0.2)	0.1

Net cash used for investing activities	2.1	(1.7)	(4.3)

Financing activities:
Repayment of long-term debt	—	(158.1)	(0.1)
Advances from (to) affiliates	(2.4)	(35.7)	2.4
Proceeds from issuance of long-term debt	—	150.0	—
Payment of financing fees	(0.2)	(6.1)	—
Other, net	1.4	0.7	(2.0)

Net cash provided by (used for) financing activities	(1.2)	(49.2)	0.3

Net change in cash	15.1	(21.9)	24.0
Cash, beginning of period	28.4	50.3	26.3

Cash, end of period	$43.5	$28.4	$50.3

Schedule I
(Continued)

Note to Condensed Financial Information of Registrant

     The accompanying financial information of Cole National Group, Inc. is as of January 31, 2004 and February 1, 2003, and for the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002. Cole National Group, Inc. is a holding company for its wholly owned subsidiaries, Things Remembered, Inc., Cole Vision Corporation and Pearle, Inc., except for expenses associated with Cole National Group’s corporate offices, consisted of no other operations.

     This financial information should be read in connection with the Consolidated Financial Statements and notes thereto of Cole National Group, Inc. and Subsidiaries, contained elsewhere in this Form 10-K.

Schedule II

Cole National Group, Inc. and Subsidiaries
Valuation and Qualifying Accounts
52 Weeks Ended January 31, 2004, February 1, 2003
and February 2, 2002
 (Dollars in millions)

		Charges
	Balance at	(Reversals)			Balance
	Beginning	to Cost and			End of
Description	of Period	Expenses	Transfers(B)	Deductions(A)	Period
January 31, 2004
Allowance for uncollectible accounts	$3.1	$2.2	$—	$(1.9)	$3.4
Franchise note allowance for uncollectible accounts	3.0	—	—	(0.1)	$2.9
February 1, 2003
Allowance for uncollectible accounts	$3.2	$2.0	$—	$(2.1)	$3.1
Franchise note allowance for uncollectible accounts	5.2	(0.7)	—	(1.5)	$3.0
February 2, 2002
Allowance for uncollectible accounts	$6.3	$1.1	$(1.2)	$(3.0)	$3.2
Franchise note allowance for uncollectible accounts	4.7	0.3	1.2	(1.0)	$5.2

(A)	Receivable balances written off, net of recoveries

(B)	Transfers resulted from conversions of accounts receivables to notes receivables.

Allowance balances presented in the Notes to Consolidated Financial Statements are represented on this schedule.

CNG EXHIBIT INDEX

Exhibit
Number	Description
3.1(i)	Certificate of Incorporation of Cole National Group, incorporated by reference to Exhibit 3.1(i) to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

3.2(ii)	Amended and Restated By-Laws of Cole National Group, dated July 28, 2003, incorporated by reference to Exhibit 3.2(ii) to Cole National Group Inc.’s Quarterly Report on Form 10-Q for period ended August 2, 2003 (File No. 33-66342).

4.1	Indenture dated May 22, 2002, by and among Cole National Group, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 8-7/8% Senior Subordinated Notes due 2012 (the form of which Senior Subordinated Note is included in such Indenture), incorporated by reference to Exhibit 10.2 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ending August 3, 2002 (File No. 33-66342).

4.2	Indenture dated August 22, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 8-5/8% Senior Subordinated Notes Due 2007, incorporated by reference to Exhibit 4.4 of Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

10.1	Form of Indemnification Agreement for Directors of Cole National Group, incorporated by Reference to Exhibit 10.19 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.2	Form of Indemnification Agreement for Officers of Cole National Group, incorporated by reference to Exhibit 10.20 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.3	Agreement for the Allocation of Federal Income Tax Liability and Benefits among Members of the Parent Group dated August 23, 1985, as amended, incorporated by reference to Exhibit 10.26 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.4	Assignment and Assumption Agreement dated as of September 30, 1993 between Cole National Corporation and Cole National Group, incorporated by reference to Exhibit 10.24 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 3, 1996 (File No. 1-12814).

10.5	Cole National Group Guarantee and Cash Collateral Agreement, dated as of November 15, 1996, by Cole National Group and Cole National Corporation, incorporated by reference to Exhibit 99.3 of Cole National Corporation’s Report on Form 8-K, filed on December 2, 1996 (File No. 1-12814).

10.6	Guarantee and Collateral Agreement, dated as of November 15, 1996, by Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 99.4 of Cole National Corporation’s Report on Form 8-K, field on December 2, 1996 (File No. 1-12814).

10.7*	Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated as of December 17, 1998, incorporated by reference to Exhibit 10.51 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814)

10.8*	Cole National Group, Inc. Deferred Compensation Plan effective as of February 1, 1999, incorporated by reference to Exhibit 10.53 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

Exhibit
Number	Description
10.9*	Amendment No. 1, dated as of December 17, 1998, to the Cole National Group, Inc. Supplemental Pension Plan, incorporated by reference to Exhibit 10.54 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.10*	Amendment No. 1 to the Cole National Group, Inc. Deferred Compensation Plan for Senior Executives and other Senior Management, dated January 25, 2002 incorporated by reference to Exhibit 10.32 to Cole National Group Inc.’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 33-66342).

10.11*	Amendment No. 2 to the Cole National Group, Inc. Supplemental Pension Plan, dated January 25, 2002 incorporated by reference to Exhibit 10.33 to Cole National Group Inc.’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 33-66342).

10.12*	Amendment No. 2 to the Cole National Group, Inc. Supplemental Retirement Benefit Plan, dated January 25, 2002 incorporated by reference to Exhibit 10.34 to Cole National Group Inc.’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 33-66342).

10.13*	Amendment No. 1 to the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan, dated January 5, 2002 incorporated by reference to Exhibit 10.35 to Cole National Group Inc.’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 33-66342).

10.14	Amended and Restated Credit Agreement, dated as of May 23, 2002, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended May 4, 2002 (File No. 33-66342).

10.15	Amendment No. 1 to the Cole National Group, Inc. Retirement Plan (Amended and Restated as of January 1, 2001), effective March 31, 2002, incorporated by reference to Exhibit 10.3 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended August 2, 2002 (File No. 33-66342).

10.16	Third Amendment to Credit Agreement, dated December 16, 2002, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc. and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.26 of Cole National Group Inc.’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 33-66342).

10.17	Amended and Restated Instrument Designating Participants of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated January 25, 2002, incorporated by reference to Exhibit 10.27 of Cole National Group Inc.’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 33-66342).

10.18	Form of License/Lease Agreement for Sears Optical, incorporated by reference to Exhibit 10.28 of Cole National Group Inc.’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 33-66342).

10.19	Bank Waiver to the Credit Agreement, dated May 9, 2003, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc. and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.29 of Cole National Group Inc.’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 33-66342).

10.20*	Employment Agreement entered into as of June 2, 2003 by and among Cole National Corporation and Larry Pollock, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Form 10-Q for the period ended May 3, 2003 (File No. 1-12814).

Exhibit
Number	Description
10.21*	Amended, restated and extended Credit Agreement, dated June 27, 2003, among Cole Vision, Things Remembered and Pearle, Inc. and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 (File No. 33-66342).

10.22	Separation Agreement entered into as of July 16, 2003 by and among Cole National Corporation and Jeffrey A. Cole, incorporated by reference to Exhibit 10.2 of Cole National Group Inc. ‘s Form 10-Q for the period ended August 2, 2003 (File No. 1-12814).

10.23*	Assignment of Life Insurance Policy, Termination of Split-Dollar Agreement and Satisfaction of Collateral Assignment by and among Cole National Corporation and Jeffrey A. Cole, incorporated by reference to Exhibit 10.3 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 (File No. 33-66342).

10.24*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Lawrence E. Hyatt, incorporated by reference to Exhibit 10.1 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 33-66342).

10.25*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Leslie D. Dunn, incorporated by reference to Exhibit 10.2 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 33-66342).

10.26*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Patricia M. Luzier, incorporated by reference to Exhibit 10.3 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 33-66342).

10.27*	Multi-Year Performance Incentive Bonus Addendum between Cole National Corporation and Larry Pollock, dated November 26, 2003, incorporated by reference to Exhibit 10.4 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 33-66342).

10.28	Letter of Credit Reimbursement and Security agreement among Cole National Corporation, Things Remembered, Inc. and Key Bank National Association, dated November 3, 2003, incorporated by reference to Exhibit 10.6 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 33-66342).

10.29*	Addendum to Letter Agreement dated May 15, 2000 between Cole National Corporation and Ann M. Holt, incorporated by reference to Exhibit 10.7 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 33-66342).

10.30*	Addendum to Letter Agreement dated March 27, 1993 between Cole National Corporation and Joseph Gaglioti, incorporated by reference to Exhibit 10.8 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 33-66342).

10.31*†	Amendment No. 2 to the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan, dated January 23, 2004.

10.32*†	Instrument Designating Participant of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated January 23, 2004 between Cole National Corporation and Larry Pollock.

24†	Power of Attorney.

Exhibit
Number	Description
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32#†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Agreement and Plan of Merger among Cole National Corporation, Luxottica Group S.p.A. and Colorado Acquisition Corp., dated January 23, 2004, incorporated by reference to Exhibit 99.1 of Cole National Group Inc.’s Form 8-K filed on January 27, 2004 (File No. 33-66342).

99.2	Amendment No. 1, dated January 23 2004, to 199 Rights Agreement, dated November 22, 1999, between Cole National Corporation and National City Bank, as Rights Agent, incorporated by reference to Exhibit 99.2 of Cole National Group Inc.’s Form 8-K filed on January 27, 2004 (File No. 33-66342).

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

†	Filed herewith.

X-4