Form 10-K/A
period 2004-01-31
COLE NATIONAL GROUP INC
filed 2004-06-02
CIK 909492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference to in Part III of this Form 10-K/A OR any amendment to this Form 10-K/A. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒ NO ☐.

     All of the outstanding capital stock of the registrant is held by Cole National Corporation.

     As of March 31, 2004, 1,100 shares of the registrant’s common stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

     This amendment No. 1 on Form 10-K/A amends and restates Items 7 and 8 of Part II contained in the Company’s report on Form 10-K for the fiscal year ended January 31, 2004 to give effect to the restatement of the Company’s consolidated statements of cash flows for the fiscal years 2003, 2002 and 2001, as discussed in Note 11 of the Notes to Consolidated Financial Statements. Except as set forth in Items 7 and 8 of Part II below, the Company has not made any changes to, nor updated any disclosures contained in its Form 10-K filed April 12, 2004.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Subsequent to the issuance of the Company’s consolidated financial statements for the year ended January 31, 2004, the Company determined that certain components in its consolidated statements of cash flows for fiscal 2003, 2002 and 2001 were incorrectly classified. As a result, the accompanying consolidated statements of cash flows for the fiscal years 2003, 2002 and 2001 have been restated from the amounts previously reported. See Note 11 of the Notes to the Consolidated Financial Statements for a summary of the significant effects of the restatement. This management’s discussion and analysis of financial condition and results of operations reflect the effect of the restatement.

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

     The Company has faced many challenges over the past two years. On October 8, 2003 Cole National Corporation announced that it had received an unsolicited offer to acquire the Parent, and that its Board of Directors had formed a Special Committee of independent directors on July 28, 2003 to evaluate the Company’s strategic alternatives. The work of this committee resulted in the definitive merger agreement between the Parent and Luxottica Group S.p.A. Further information regarding this agreement can be found in Note 10 of the Notes to Consolidated Financial Statements included in this Form 10-K/A and in the definitive proxy statement filed by the Parent on March 15, 2004. The Company’s former Chairman and Chief Executive Officer retired at the annual meeting of shareholders on June 25, 2003. With the filing of its Form 10-K for the 2002 fiscal year on May 16, 2003, the Company completed a restatement of its financial results beginning in 1998, which also required re-audits of fiscal years 2000 and 2001. As a result of the restatement, the Parent was named as a defendant in a class action lawsuit, and the Company is the subject of an SEC investigation. The class action lawsuit was resolved and the Court approved final settlement on September 29, 2003. The SEC investigation is ongoing. Despite these challenges and potential distractions, the Company has continued to grow the business by focusing on the fundamental building blocks discussed above. Further information about these matters and the Company’s performance is included below.

Results of Operations

     The following schedule sets forth the results from continuing operations for the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002. This schedule and subsequent discussions should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K/A.

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

     As used in Item 7 of this Form 10-K/A, same store sales growth is a non-GAAP financial measure, which includes deferred warranty sales on a cash basis and undelivered customer orders, and does not reflect provisions for returns, remakes and certain other items. The Company’s current systems do not gather data on these items on an individual store basis. Adjustments to the cash basis sales information accumulated at the store level are made for these items on an aggregate basis. As a retailer, the Company believes that a measure of same store sales performance is important to investors and management for understanding its operations. The Company calculates same store sales for stores opened for at least twelve months. A reconciliation of same store sales to net revenue is presented below in the section “Reconciliation of Same Store Sales Growth”. Same store sales growth follows:

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

Cash Flows from Operating Activities

     Cash and cash equivalents were $59.2 million at January 31, 2004 compared to $42.0 million at February 1, 2003 and $63.3 million at February 2, 2002. Operations generated net cash of $30.8 million, $43.8 million, and $56.2 million in fiscal 2003, fiscal 2002, and fiscal 2001, respectively. The Company incurred a net loss in fiscal 2003, 2002 and 2001, which is described above in the Results of Operations section of this report. Depreciation and amortization was $39.8 million, $35.6 million and $38.9 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The increase in fiscal 2003, compared to fiscal 2002, was due primarily to higher systems development and capitalized software amortization, primarily for the Patriot Claims Management System. The decrease in fiscal 2002 compared to fiscal 2001 was due primarily to the cessation of goodwill and tradename amortization. Gains from sales of assets were $1.0 million in fiscal 2003 and $0.8 million in fiscal 2001. These gains were attributable to the sale of the aircraft in fiscal 2003 and the gain on the sale of a Dallas, TX facility in the first quarter of fiscal 2001. Noncash impairment charges were $4.4 million, $0.9 million and $3.7 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Fiscal 2003 impairment charges included $2.5 million for point of sale software purchased in 1999, but never deployed. The remaining impairment charges resulted from the Company’s application of SFAS 144, which was described above in the Results of Operations section of this report. Noncash compensation totaled $3.7 million, ($0.4) million and $0.2 million in fiscal 2003, 2002 and 2001, respectively. The change was due primarily for compensation expense for variable stock options. The change in the deferred income tax provision (benefit) was ($3.5) million in fiscal 2003, compared to ($2.5) million and $2.9 million in fiscal 2002 and fiscal 2001, respectively. Further information regarding deferred taxes is provided in Note 5 of the Notes to Consolidated Financial Statements. Fiscal 2002 results included a loss of $11.1 million on early extinguishment of debt, described earlier in the Results of Operations. Noncash interest was $0.0 million, $1.2 million and $1.3 million in fiscal 2003, 2002 and 2001, respectively. The change was due primarily to the return on deferred compensation plan assets.

     Changes in working capital resulted in a use of funds totaling $4.7 million in fiscal 2003 compared to a source of funds of $5.2 million in fiscal 2002 and $10.5 million in fiscal 2001. Changes in accounts and notes receivable and other assets resulted in a use of funds of $4.0 million in fiscal 2003, compared to a use of funds of $11.5 million in fiscal 2002 and $1.4 million in fiscal 2001. Increases in receivables at Cole Licensed Brands and receivables generated from the sale of franchise locations at Pearle Vision accounted for the majority of the use of cash in fiscal 2003, partially offset by lower receivables at Cole Managed Vision due to improved receivables collection. The $11.5 million use of cash in fiscal 2002 was due primarily to increased revenues and corresponding receivables at Cole Vision. Changes in inventories resulted in a source of cash totaling $1.0 million in fiscal 2002 and $9.6 million in fiscal 2001. During fiscal 2001, the Company undertook an extensive re-merchandising program at Pearle Vision, which contributed to the inventory reduction of $9.6 million. Changes in accounts payables and liabilities resulted in a use of cash totaling $0.2 million in fiscal 2003 compared to a source of cash totaling $13.6 million and $2.1 million in fiscal 2002 and fiscal 2001, respectively. The source of cash in fiscal 2002 was due primarily to the increase in deferred revenues and to increases in liabilities for audit fees, retirement plans, benefit obligations and bonus accruals. Accrued and refundable income taxes used $0.4 million in fiscal 2003, compared to a source of funds of $0.7 million and $0.3 million in fiscal 2002 and 2001, respectively. Further information regarding income taxes is provided in Note 5 of the Notes to Consolidated Financial Statements.

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

Cash Flows from Financing Activities

     Net cash provided by financing activities totaled $19.9 million in fiscal 2003. Net cash used for financing totaled $18.5 million and $1.2 million in fiscal 2002 and fiscal 2001, respectively. In May 2002, the Company issued $150.0 million of 8-7/8% Senior Subordinated Notes due May 2012. The net proceeds of the issuance and cash on hand were used to retire all of the Company’s $150.0 million 9-7/8% Senior Subordinated Notes due 2006. Finance fees and early repayment of the 9-7/8% notes resulted in a net cash usage of $14.2 million. Changes in overdraft balances used $2.4 million in funds in fiscal 2003, compared to a source from financing of $1.7 million and $3.5 million in fiscal 2002 and 2001, respectively. The change in overdraft balances was due to the timing of payments. Advances from affiliates totaled $21.4 million in fiscal 2003, compared with advances to affiliates of $6.4 million and $4.3 million in fiscal 2002 and 2001, respectively.

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

Item 8. Financial Statements and Supplementary Data

     Information required by this item appears on pages F-1 through F-32 of this Form 10-K/A and is incorporated herein by this reference. Other financial statements and schedules are filed herewith as “Financial Statement Schedules” pursuant to Item 15.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2) Financial Statements and Financial Statement Schedules

     The consolidated financial statements and the related financial statement schedules filed as part of this Form 10-K/A for Cole National Group, Inc. and its consolidated subsidiaries are located as set forth in the index on page F-1 of this report.

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

COLE NATIONAL GROUP, INC.

June 1, 2004	By:	/s/ Ann M. Holt

Ann M. Holt
Senior Vice President and Corporate Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Larry Pollock	President and Chief Executive Officer	June 1, 2004
and Director
Larry Pollock

/s/ Lawrence E. Hyatt	Executive Vice President and	June 1, 2004
Chief Financial Officer
Lawrence E. Hyatt	(Principal Financial Officer)

s/ Ann M. Holt	Senior Vice President and Corporate Controller	June 1, 2004
(Principal Accounting Officer)
Ann M. Holt

*	Chairman	June 1, 2004

Walter J. Salmon

*	Director	June 1, 2004
Jeffrey A. Cole

*	Director	June 1, 2004

Ronald E. Eilers

*	Director	June 1, 2004

Timothy F. Finley

*	Director	June 1, 2004

Irwin N. Gold

*	Director	June 1, 2004

Peter V. Handal

*	Director	June 1, 2004

Charles A. Ratner

*	The undersigned, by signing her name hereto, does sign and execute this report on Form 10-K/A pursuant to the Powers of Attorney executed by the above-named officers and directors of Cole National Group, Inc. and which are being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

/s/ Ann M. Holt
Ann M. Holt, Attorney-in-Fact

All financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

Report of Independent Registered Public Accounting Firm

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

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

     As discussed in Note 11 to the consolidated financial statements, the accompanying consolidated statements of cash flows have been restated.

/s/Deloitte & Touche LLP

Cleveland, Ohio
April 12, 2004
(May 28, 2004 as to Note 11)

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

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fifty-Two Weeks Ended
	January 31,	February 1,	February 2,
	2004	2003	2002
	(As restated, see Note 11)

Cash flows from operating activities:
Net income (loss)	$(7,828)	$(7,337)	$(510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,787	35,630	38,905
Gain on sale of assets	(1,019)	—	(840)
Impairment losses	4,406	899	3,738
Noncash compensation	3,690	(399)	218
Deferred income tax provision (benefit)	(3,450)	(2,488)	2,929
(Gain) loss on early extinguishment of debt	(15)	11,141	—
Noncash interest and other, net	(12)	1,165	1,253
Increases (decreases) in cash resulting from changes in operating assets and liabilities:
Accounts and notes receivable, prepaid expenses and other assets	(3,999)	(11,453)	(1,385)
Inventories	(49)	958	9,566
Accounts payable, accrued liabilities and other liabilities	(237)	13,572	2,131
Accrued interest	(90)	1,465	(70)
Accrued and refundable income taxes	(359)	685	276

Net cash provided by operating activities	30,825	43,838	56,211

Cash flows from investing activities:
Purchases of property and equipment	(26,828)	(39,360)	(33,628)
Net proceeds from sales and sale/leasebacks of fixed assets	2,605	—	12,481
Systems development costs	(5,261)	(5,626)	(6,912)
Contingent payments for and acquisition of businesses	(4,051)	(1,645)	(847)
Other, net	11	9	—

Net cash used for investing activities	(33,524)	(46,622)	(28,906)

Cash flows from financing activities:
Repayment of long-term debt	(444)	(158,288)	(135)
Proceeds from issuance of long-term debt	—	150,000	—
Payment of deferred financing fees	(238)	(6,058)	—
Advances from (to) affiliates, net	21,379	(6,395)	(4,329)
Increase (decrease) in overdraft balances	(2,362)	1,705	3,515
Other, net	1,547	522	(275)

Net cash provided by (used for) financing activities	19,882	(18,514)	(1,224)

Cash and cash equivalents:
Net increase (decrease) during the period	17,183	(21,298)	26,081
Balance, beginning of period	42,001	63,299	37,218

Balance, end of period	$59,184	$42,001	$63,299

Supplemental disclosures:
Interest paid	$23,887	$23,690	$26,646

Income taxes paid	$1,094	$1,268	$1,049

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

     In addition, overdrafts resulting from outstanding checks at the end of each reporting period are reclassified as current liabilities in either accounts payable or accrued expenses. This reclassification to accounts payable amounted to $21.1 million and $24.0 million at January 31, 2004 and February 1, 2003, respectively, and to accrued expenses amounted to $3.8 million and $3.2 million at January 31, 2004 and February 1, 2003, respectively.

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

     The credit facility requires the principal operating subsidiaries of the Company to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the Company to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. The Company is in compliance with the covenants in the credit agreement as of January 31, 2004 and the date of the Form 10-K as originally filed.

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

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
		(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$40,122	$28,825	$4,109	$2,879
Service cost	273	238	—	—
Interest cost	2,647	2,423	261	203
Actuarial loss	5,767	10,203	62	1,149
Benefits paid	(1,839)	(1,147)	(179)	(159)
Participants’ contributions	—	—	36	37
Administrative expenses paid	(433)	(420)	—	—

Benefit obligation at the end of the period	46,537	40,122	4,289	4,109

Change in plan assets:
Fair value of plan assets at beginning of year	24,107	28,861	—	—
Actual return of plan assets	4,240	(3,709)	—	—
Employer contributions	—	522	143	122
Participants’ contributions	—	—	36	37
Benefits paid	(1,839)	(1,147)	(179)	(159)
Administrative expenses paid	(433)	(420)	—	—

Fair value of plan assets at end of year	26,075	24,107	—	—

Funded status	(20,462)	(16,015)	(4,289)	(4,109)
Employer contributions after measurement date	—	—	12	10
Unrecognized net actuarial loss	23,622	20,992	2,527	2,614
Unrecognized prior service cost	—	—	94	103
Unrecognized initial asset	(160)	(340)	—	—

Net amount recognized	$3,000	$4,637	$(1,656)	$(1,382)

     Amounts recognized in the statements of financial position consist of:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Accrued benefit cost:
Accrued liabilities	$(7,475)	$—	$(151)	$(152)
Other long-term liabilities	(12,987)	(16,015)	(1,505)	(1,230)
Accumulated other comprehensive loss	23,462	20,652	—	—

	$3,000	$4,637	$(1,656)	$(1,382)

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

(11) Restatement of Consolidated Statements of Cash Flows

Subsequent to the issuance of the fiscal 2003 consolidated financial statements, the Company determined that certain components in its consolidated statements of cash flows for fiscal 2003, 2002, and 2001 were incorrectly classified. Mistakes were discovered in the calculation of the fiscal 2002, 2001 and 2000 overdraft balances resulting in misstatements of changes in account payable, accrued liabilities and other liabilities within cash flows from operating activities with corresponding misstatements of changes in overdraft balances within cash flows from financing activities. Certain other individually insignificant items for fiscal 2003 were also incorrectly classified. As a result, the accompanying consolidated statements of cash flows for the fiscal years 2003, 2002 and 2001 have been restated from the amounts previously reported to increase (decrease) cash flows from operating activities by ($4.3) million, $4.5 million and $4.4 million for fiscal 2003, 2002 and 2001, respectively and increase (decrease) cash flows from financing activities by $4.3 million, ($4.5) million and ($4.4) million for fiscal 2003, 2002 and 2001, respectively. In addition, the overdraft balance at February 1, 2003 disclosed in Note 1 have been decreased by $4.4 million.

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

     This financial information should be read in connection with the Consolidated Financial Statements and notes thereto of Cole National Group, Inc. and Subsidiaries, contained elsewhere in this Form 10-K/A.

Schedule II

Cole National Group, Inc. and Subsidiaries
Valuation and Qualifying Accounts
52 Weeks Ended January 31, 2004, February 1, 2003
and February 2, 2002
 (Dollars in millions)

		Charges
	Balance at	(Reversals)			Balance
	Beginning	to Cost and			End of
Description	of Period	Expenses	Transfers(B)	Deductions(A)	Period
January 31, 2004
Allowance for uncollectible accounts	$3.1	$2.2	$—	$(1.9)	$3.4
Franchise note allowance for uncollectible accounts	3.0	—	—	(0.1)	$2.9
February 1, 2003
Allowance for uncollectible accounts	$3.2	$2.0	$—	$(2.1)	$3.1
Franchise note allowance for uncollectible accounts	5.2	(0.7)	—	(1.5)	$3.0
February 2, 2002
Allowance for uncollectible accounts	$6.3	$1.1	$(1.2)	$(3.0)	$3.2
Franchise note allowance for uncollectible accounts	4.7	0.3	1.2	(1.0)	$5.2

(A)	Receivable balances written off, net of recoveries

(B)	Transfers resulted from conversions of accounts receivables to notes receivables.

Allowance balances presented in the Notes to Consolidated Financial Statements are represented on this schedule.

CNG EXHIBIT INDEX

Exhibit
Number	Description
3.1(i)	Certificate of Incorporation of Cole National Group, incorporated by reference to Exhibit 3.1(i) to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

3.2(ii)	Amended and Restated By-Laws of Cole National Group, dated July 28, 2003, incorporated by reference to Exhibit 3.2(ii) to Cole National Group Inc.’s Quarterly Report on Form 10-Q for period ended August 2, 2003 (File No. 33-66342).

4.1	Indenture dated May 22, 2002, by and among Cole National Group, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 8-7/8% Senior Subordinated Notes due 2012 (the form of which Senior Subordinated Note is included in such Indenture), incorporated by reference to Exhibit 10.2 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ending August 3, 2002 (File No. 33-66342).

4.2	Indenture dated August 22, 1997, between Cole National Group, Inc. and Norwest Bank Minnesota, National Association, as Trustee, relating to the 8-5/8% Senior Subordinated Notes Due 2007, incorporated by reference to Exhibit 4.4 of Cole National Group, Inc.’s Registration Statement on Form S-1 (Registration No. 333-34963).

10.1	Form of Indemnification Agreement for Directors of Cole National Group, incorporated by Reference to Exhibit 10.19 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.2	Form of Indemnification Agreement for Officers of Cole National Group, incorporated by reference to Exhibit 10.20 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.3	Agreement for the Allocation of Federal Income Tax Liability and Benefits among Members of the Parent Group dated August 23, 1985, as amended, incorporated by reference to Exhibit 10.26 to Cole National Group’s Registration Statement on Form S-1 (Registration No. 33-66342).

10.4	Assignment and Assumption Agreement dated as of September 30, 1993 between Cole National Corporation and Cole National Group, incorporated by reference to Exhibit 10.24 to Cole National Corporation’s Annual Report on Form 10-K for the period ended February 3, 1996 (File No. 1-12814).

10.5	Cole National Group Guarantee and Cash Collateral Agreement, dated as of November 15, 1996, by Cole National Group and Cole National Corporation, incorporated by reference to Exhibit 99.3 of Cole National Corporation’s Report on Form 8-K, filed on December 2, 1996 (File No. 1-12814).

10.6	Guarantee and Collateral Agreement, dated as of November 15, 1996, by Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Pearle Service Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 99.4 of Cole National Corporation’s Report on Form 8-K, field on December 2, 1996 (File No. 1-12814).

10.7*	Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated as of December 17, 1998, incorporated by reference to Exhibit 10.51 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814)

10.8*	Cole National Group, Inc. Deferred Compensation Plan effective as of February 1, 1999, incorporated by reference to Exhibit 10.53 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

Exhibit
Number	Description
10.9*	Amendment No. 1, dated as of December 17, 1998, to the Cole National Group, Inc. Supplemental Pension Plan, incorporated by reference to Exhibit 10.54 to Cole National Corporation’s Annual Report on Form 10-K for the period ended January 30, 1999 (File No. 1-12814).

10.10*	Amendment No. 1 to the Cole National Group, Inc. Deferred Compensation Plan for Senior Executives and other Senior Management, dated January 25, 2002 incorporated by reference to Exhibit 10.32 to Cole National Group Inc.’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 33-66342).

10.11*	Amendment No. 2 to the Cole National Group, Inc. Supplemental Pension Plan, dated January 25, 2002 incorporated by reference to Exhibit 10.33 to Cole National Group Inc.’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 33-66342).

10.12*	Amendment No. 2 to the Cole National Group, Inc. Supplemental Retirement Benefit Plan, dated January 25, 2002 incorporated by reference to Exhibit 10.34 to Cole National Group Inc.’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 33-66342).

10.13*	Amendment No. 1 to the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan, dated January 5, 2002 incorporated by reference to Exhibit 10.35 to Cole National Group Inc.’s Annual Report on Form 10-K for the period ended February 2, 2002 (File No. 33-66342).

10.14	Amended and Restated Credit Agreement, dated as of May 23, 2002, among Cole Vision Corporation, Things Remembered, Inc., Cole Gift Centers, Inc., Pearle, Inc. and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended May 4, 2002 (File No. 33-66342).

10.15	Amendment No. 1 to the Cole National Group, Inc. Retirement Plan (Amended and Restated as of January 1, 2001), effective March 31, 2002, incorporated by reference to Exhibit 10.3 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended August 2, 2002 (File No. 33-66342).

10.16	Third Amendment to Credit Agreement, dated December 16, 2002, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc. and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.26 of Cole National Group Inc.’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 33-66342).

10.17	Amended and Restated Instrument Designating Participants of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated January 25, 2002, incorporated by reference to Exhibit 10.27 of Cole National Group Inc.’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 33-66342).

10.18	Form of License/Lease Agreement for Sears Optical, incorporated by reference to Exhibit 10.28 of Cole National Group Inc.’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 33-66342).

10.19	Bank Waiver to the Credit Agreement, dated May 9, 2003, among Cole Vision Corporation, Things Remembered, Inc. and Pearle, Inc. and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.29 of Cole National Group Inc.’s Annual Report on Form 10-K for the year ended February 1, 2003 (File No. 33-66342).

10.20*	Employment Agreement entered into as of June 2, 2003 by and among Cole National Corporation and Larry Pollock, incorporated by reference to Exhibit 10.1 of Cole National Corporation’s Form 10-Q for the period ended May 3, 2003 (File No. 1-12814).

Exhibit
Number	Description
10.21*	Amended, restated and extended Credit Agreement, dated June 27, 2003, among Cole Vision, Things Remembered and Pearle, Inc. and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.1 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 (File No. 33-66342).

10.22	Separation Agreement entered into as of July 16, 2003 by and among Cole National Corporation and Jeffrey A. Cole, incorporated by reference to Exhibit 10.2 of Cole National Group Inc. ‘s Form 10-Q for the period ended August 2, 2003 (File No. 1-12814).

10.23*	Assignment of Life Insurance Policy, Termination of Split-Dollar Agreement and Satisfaction of Collateral Assignment by and among Cole National Corporation and Jeffrey A. Cole, incorporated by reference to Exhibit 10.3 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 (File No. 33-66342).

10.24*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Lawrence E. Hyatt, incorporated by reference to Exhibit 10.1 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 33-66342).

10.25*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Leslie D. Dunn, incorporated by reference to Exhibit 10.2 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 33-66342).

10.26*	Employment Agreement dated September 3, 2003 between Cole National Corporation and Patricia M. Luzier, incorporated by reference to Exhibit 10.3 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 33-66342).

10.27*	Multi-Year Performance Incentive Bonus Addendum between Cole National Corporation and Larry Pollock, dated November 26, 2003, incorporated by reference to Exhibit 10.4 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 33-66342).

10.28	Letter of Credit Reimbursement and Security agreement among Cole National Corporation, Things Remembered, Inc. and Key Bank National Association, dated November 3, 2003, incorporated by reference to Exhibit 10.6 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 33-66342).

10.29*	Addendum to Letter Agreement dated May 15, 2000 between Cole National Corporation and Ann M. Holt, incorporated by reference to Exhibit 10.7 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 33-66342).

10.30*	Addendum to Letter Agreement dated March 27, 1993 between Cole National Corporation and Joseph Gaglioti, incorporated by reference to Exhibit 10.8 of Cole National Group Inc.’s Quarterly Report on Form 10-Q for the period ended November 1, 2003 (File No. 33-66342).

10.31*+	Amendment No. 2 to the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan, dated January 23, 2004.

10.32*+	Instrument Designating Participant of the Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan dated January 23, 2004 between Cole National Corporation and Larry Pollock.

10.33*+	Cole National Group, Inc. 1999 Supplemental Retirement Benefit Plan, Payment Election Agreement, dated January 30, 2004 between Cole National Group, Inc. and Larry Pollock.

24+	Power of Attorney.

Exhibit
Number	Description
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32#†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Agreement and Plan of Merger among Cole National Corporation, Luxottica Group S.p.A. and Colorado Acquisition Corp., dated January 23, 2004, incorporated by reference to Exhibit 99.1 of Cole National Group Inc.’s Form 8-K filed on January 27, 2004 (File No. 33-66342).

99.2	Amendment No. 1, dated January 23 2004, to 199 Rights Agreement, dated November 22, 1999, between Cole National Corporation and National City Bank, as Rights Agent, incorporated by reference to Exhibit 99.2 of Cole National Group Inc.’s Form 8-K filed on January 27, 2004 (File No. 33-66342).

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K/A.

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Filed with the original Form 10-K filed on April 12, 2004.

†	Filed herewith.

X-4