Form 10-Q
period 2004-07-31
COLE NATIONAL GROUP INC
filed 2004-09-07
CIK 909492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004,

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑            No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☐            No ☑

     All of the outstanding capital stock of the registrant is held by Cole National Corporation.

     As of August 27, 2004, 1,100 shares of the registrant’s common stock, $.01 par value were outstanding.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JULY 31, 2004
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
 (Dollars in thousands)

	July 31,	August 2,	January 31,
	2004	2003	2004
Assets
Current assets:
Cash and cash equivalents	$63,975	$17,074	$59,184
Accounts receivable, less allowances of $4,239, $3,455 and $3,449, respectively	62,007	57,254	55,238
Current portion of notes receivable, less allowances of $852, $427 and $571, respectively	2,905	2,137	1,930
Inventories	119,932	130,727	120,927
Prepaid expenses and other	23,663	23,291	25,610
Deferred income taxes	31,713	32,196	31,612

Total current assets	304,195	262,679	294,501
Property and equipment, at cost	323,610	324,415	311,890
Less — accumulated depreciation and amortization	(207,555)	(203,931)	(194,886)

Total property and equipment, net	116,055	120,484	117,004
Notes receivable, excluding current portion, less allowances of $829, $2,384 and $2,287, respectively	4,707	6,025	5,499
Deferred income taxes	27,007	30,836	31,375
Other assets	32,547	45,190	36,959
Other intangibles, net	49,121	50,425	49,773
Goodwill, net	85,734	85,713	85,734

Total assets	$619,366	$601,352	$620,845

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$614	$250	$608
Accounts payable	65,351	68,687	61,180
Payable to affiliates, net	81,369	79,415	97,512
Accrued interest	7,679	7,847	7,715
Accrued liabilities	95,182	93,450	95,041
Accrued income taxes	3,165	4,099	2,789
Deferred revenue	42,161	39,855	41,122

Total current liabilities	295,521	293,603	305,967
Long-term debt, net of current portion	278,214	275,992	279,229
Other long-term liabilities	34,376	35,525	32,726
Deferred revenue, long-term	12,558	12,567	12,129
Stockholder’s equity (deficit)	(1,303)	(16,335)	(9,206)

Total liabilities and stockholder’s equity	$619,366	$601,352	$620,845

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 (Dollars in thousands)

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net revenues	$312,767	$307,659	$620,419	$595,908
Costs and expenses:
Cost of revenues	115,930	115,515	229,796	222,107
Operating expenses	178,694	192,750	366,073	376,565

Total costs and expenses	294,624	308,265	595,869	598,672

Operating income (loss)	18,143	(606)	24,550	(2,764)
Interest and other (income) expense:
Interest expense	6,318	6,201	12,524	12,461
Interest and other (income), expense net	(448)	(506)	(524)	(689)

Total interest and other (income) expense, net	5,870	5,695	12,000	11,772

Income (loss) before income taxes	12,273	(6,301)	12,550	(14,536)
Income tax provision (benefit)	5,267	(1,551)	5,397	(3,198)

Net income (loss)	$7,006	$(4,750)	$7,153	$(11,338)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

COLE NATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
 (Dollars in thousands)

	Twenty-Six Week Period Ended
	July 31,	August 2,
	2004	2003
		(As restated,
		See Note 10)
Cash flows from operating activities:
Net income (loss)	$7,153	$(11,338)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	19,094	19,617
Store closing and impairment losses	1,000	—
Deferred income tax provision (benefit)	4,267	(4,797)
Noncash compensation	500	232
Noncash interest and other, net	497	(559)
Increases (decreases) in cash resulting from changes in operating assets and liabilities:
Accounts and notes receivable, prepaid expenses and other assets	(5,331)	(6,004)
Inventories	997	(9,892)
Accounts payable, accrued liabilities and other liabilities	1,111	6,544
Accrued interest	(36)	42
Accrued and refundable income taxes	377	777

Net cash provided by (used for) operating activities	29,629	(5,378)

Cash flows from investing activities:
Purchases of property and equipment	(11,024)	(15,424)
Systems development costs	(1,198)	(4,308)
Acquisitions of businesses	—	(4,056)

Net cash used for investing activities	(12,222)	(23,788)

Cash flows from financing activities:
Repayment of long-term debt	(295)	(119)
Increase in overdraft balances	3,605	824
Advances from (to) parent, net	(16,134)	3,625
Payment of deferred financing fees	—	(238)
Other, net	208	147

Net cash provided by (used for) financing activities	(12,616)	4,239

Cash and cash equivalents:
Net increase (decrease) during the period	4,791	(24,927)
Balance, beginning of period	59,184	42,001

Balance, end of period	$63,975	$17,074

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

Nature of Operations

     The Company is a specialty service retailer operating in both host and nonhost environments, whose primary lines of business are optical products and services and personalized gifts. The Company sells its products through 2,417 company-owned retail locations and 484 franchised locations in 50 states, Canada, and the Caribbean. In connection with its optical business, the Company is a managed vision care benefits provider and claims payment administrator whose programs provide comprehensive eyecare benefits primarily marketed directly to large employers, health maintenance organizations (HMO) and other organizations. The Company has two reportable segments: Cole Vision and Things Remembered (see Note 6).

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

     A reconciliation of the changes in deferred revenue from the sale of warranty contracts and other deferred items follows (dollars in thousands):

	Twenty-Six Week Period Ended		Year Ended
	July 31,	August 2,	January 31,
	2004	2003	2004
Deferred revenues:
Beginning balance	$53,251	$49,573	$49,573
Warranty contracts sold	28,993	28,412	56,479
Other deferred revenue	1,585	1,304	3,264
Amortization of deferred revenue	(29,110)	(26,867)	(56,065)

Ending balance	$54,719	$52,422	$53,251

Cash Flows

     Net cash flows from operating activities reflect cash payments for income taxes and interest of $0.8 million and $12.0 million, respectively, for the 26 week period ended July 31, 2004 and $0.9 million and $11.8 million, respectively, for the 26 week period ending August 2, 2003.

     Overdrafts resulting from outstanding checks at the end of each reporting period are reclassified as current liabilities in either accounts payable or accrued expenses. This reclassification to accounts payable amounted to $24.9 million, $24.7 million and $21.1 million at July 31, 2004, August 2, 2003 and January 31, 2004, respectively, and to accrued expenses amounted to $3.6 million, $3.3 million and $3.8 million at July 31, 2004, August 2, 2003 and January 31, 2004, respectively.

Total Comprehensive Income (Loss)

     Total comprehensive income (loss) for the 13 and 26 week periods ended July 31, 2004 and August 2, 2003 is as follows (dollars in thousands):

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net income (loss)	$7,006	$(4,750)	$7,153	$(11,338)
Translation income (loss)	40	(26)	14	444

Total comprehensive income (loss)	$7,046	$(4,776)	$7,167	$(10,894)

Stock-Based Compensation

     At July 31, 2004, the Company has various stock-based employee compensation plans which are described more fully in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K/A. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. In connection with the variable stock options, compensation (income) expense of ($0.4) million and $0.5 million has been recorded for the 13 and 26 week periods ended July 31, 2004, respectively, due to the exercise of variable stock options at a price lower than the amount recorded in the first quarter of fiscal 2004. No stock-based employee compensation expense for variable stock options was recorded in the 13 and 26 week periods ended August 2, 2003.

     The following table illustrates the pro forma effect on net income of the Company had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	July 31,	August 2,	July 31,	August 2,
(In thousands)	2004	2003	2004	2003
Net income (loss), as reported	$7,006	$(4,750)	$7,153	$(11,338)
Additions for stock-based employee compensation expense included in reported net income (loss), net of related taxes	(259)	—	345	—
Deductions for total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(379)	(236)	(700)	(682)

Net income (loss), pro forma	$6,368	$(4,986)	$6,798	$(12,020)

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

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. In accordance with FASB Staff Position 106-1 (FSP FAS 106-1), the Company’s measurement of the accumulated postretirement benefit obligation and net periodic benefit cost in the consolidated financial statements do not reflect the effects of the Act on the Company’s postretirement benefit plan because the Company has not concluded whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the act. The FASB has since issued FSP FAS 106-2, which supersedes FSP FAS 106-1, and is effective for the Company’s third quarter beginning August 1, 2004. The Company has not yet determined whether it will be using retroactive or prospective adoption.

(2) Goodwill and Other Intangible Assets

     Goodwill and tradenames are tested at least annually for impairment and are not amortized. All other intangible assets with finite lives are amortized over their estimated useful economic lives based on management’s estimates of the period that the assets will generate revenue. Other intangible assets consist of (dollars in thousands):

	July 31,	August 2,	January 31,
	2004	2003	2004
Non-amortizable:
Tradename	$49,460	$49,460	$49,460

Amortizable:
Noncompete agreements	320	320	320
Contracts	8,947	8,947	8,947
Customer records	9	9	9

Total amortizable	9,276	9,276	9,276

Accumulated amortization	(9,615)	(8,311)	(8,963)

Other intangibles, net	$49,121	$50,425	$49,773

     During the first quarter of fiscal 2003, the Company purchased the operations of three Sears Optical departments in California for a total purchase price of $242,500. The amount allocated to the tangible fixed assets acquired including exam equipment and inventory was $29,500. The remainder of the purchase price was allocated to intangible assets under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations”. Goodwill related to this transaction was $124,000 and noncompete agreements and customer records totaled $89,000. The additional changes in the carrying amount of goodwill were due to foreign currency translation at Cole Vision. The net carrying amount of goodwill at July 31, 2004, by business segment was $64.3 million at Cole Vision and $21.4 million at Things Remembered.

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

     The Company has no significant principal payment obligations under its outstanding indebtedness until 2007, when the $125.0 million of 8-5/8% Senior Subordinated Notes become due. Following the consummation of the merger of the Parent and Luxottica Group S.p.A. (see Note 9 of the Notes to Condensed Consolidated Financial Statements), the holders of the 8-5/8% notes and the 8-7/8% notes will have the right to put the notes to the Company at a price of 101% plus accrued interest.

     During the third quarter of fiscal 2002, the Company entered into interest rate swap agreements to take advantage of favorable market interest rates. These agreements require the Company to pay an average floating interest rate based on six-month LIBOR plus 4.5375% to a counter party while receiving a fixed interest rate on a portion of the Company’s $125.0 million of 8-5/8% Senior Subordinated Notes due 2007. The counter party is a major commercial bank. The agreements mature August 15, 2007 and qualify as fair value hedges. The aggregate notional amount of the interest rate swap agreements is $50.0 million. At July 31, 2004, the floating rate of the swaps was approximately 6.5% and the fair value of the swap agreements was an unrealized gain of approximately $0.1 million. There was no impact to earnings in the first six months of fiscal 2004 due to hedge ineffectiveness.

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

     The credit facility requires the principal operating subsidiaries of the Company to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the Company to comply with certain financial covenants, including covenants regarding interest coverage and maximum leverage. The Company is in compliance with the covenants in the credit agreement as of July 31, 2004.

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

     As of July 31, 2004, the total availability under the credit facility totaled $43.7 million after reduction for commitments outstanding of $16.3 million under letters of credit. There were no working capital borrowings under the credit facility outstanding as of July 31, 2004 and August 2, 2003 and there were no borrowings during the first six months of fiscal 2004 and fiscal 2003.

     The Company has an agreement with a bank to provide documentary letters of credit for import inventory purchases not to exceed $7.0 million. The letters of credit are secured by the inventory purchased. As of July 31, 2004, the Company had $3.8 million outstanding under this facility.

(5) Retirement Plans

     The Company uses a December 31 measurement date for its plans. Net pension expense and postretirement expense for the 13 and 26 week periods ended July 31, 2004 and August 2, 2003 are as follows (dollars in thousands):

	Pension Benefits		Postretirement Benefits
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Service cost — benefits earned during the period	$140	$119	$—	$—
Interest cost on the projected benefit obligation	1,373	1,303	80	60
Expected return on plan assets	(1,244)	(1,080)	—	—
Recognized net actuarial (gain) loss	1,092	434	49	34
Amortization of initial asset	(80)	(80)	—	—
Amortization of prior service cost	—	—	3	2

Net expense (income)	$1,281	$696	$132	$96

     The Company previously disclosed in its financial statements for the year ended January 31, 2004, that it expected to contribute $7.5 million to its pension plan in 2004. As of July 31, 2004, $1.8 million of contributions have been made. The Company presently anticipates contributing an additional $3.7 million to fund its pension plan in 2004 for a total of $5.5 million. The decrease in expected funding for fiscal 2004 is due to passage of further pension relief by Congress.

(6) Segment Information

     Information on the Company’s reportable segments is as follows (dollars in thousands):

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net revenues:
Cole Vision	$232,854	$228,832	$482,787	$462,373
Things Remembered	79,913	78,827	137,632	133,535

Total net revenues	$312,767	$307,659	$620,419	$595,908

Operating income (loss):
Cole Vision	$9,630	$3,186	$22,315	$12,462
Things Remembered	11,790	9,940	10,725	7,360

Total segment operating income	21,420	13,126	33,040	19,822
Unallocated corporate expenses	3,277	13,732	8,490	22,586

Total operating income (loss)	18,143	(606)	24,550	(2,764)
Interest and other (income) expense, net	5,870	5,695	12,000	11,772

Income (loss) before income taxes	$12,273	$(6,301)	$12,550	$(14,536)

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

     The Company guarantees future minimum lease payments for certain store locations leased directly by franchisees. These guarantees totaled approximately $12.2 million, $13.3 million and $13.4 million as of July 31, 2004, August 2, 2003 and January 31, 2004, respectively. Performance under a guarantee by the Company is triggered by default of a franchisee in their lease commitment. Generally, these guarantees also extend to payments of taxes and other normal expenses payable under these leases, the amounts of which are not readily quantifiable.

     In fiscal 2003, the Company entered into an agreement to guarantee a portion of the amount owed to a bank by a franchisee as a result of a loan granted in connection with the purchase of five stores. The guaranteed amount equals the cumulative value of the store assets. The Company is released from its obligation once the landlords of the store locations execute subordination agreements or the bank is granted access to the store assets in the event of the default by the franchisee. The Company received four executed subordination agreements as of July 31, 2004. The maximum exposure under the agreement is $47,000.

(8) Legal Proceedings

     On July 14, 2004, a Cole National Corporation shareholder filed a shareholders’ class action complaint against the Parent, its directors, and Luxottica Group S.p.A. (“Luxottica”). The complaint alleges, among other things, that the individual defendants breached their fiduciary duties as directors and/or officers to the Parent by causing the Parent to enter into an agreement to be acquired by Luxottica for $22.50 per share “without having exposed the Parent to the marketplace through fair and open negotiations with all potential bidders and/or an active market check or open auction for sale of the company.” The complaint seeks preliminary and permanent injunctive relief against the merger, rescission of the merger if it is consummated, and/or damages and other associated relief. The Parent believes that the action is without merit.

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

     Cole National Group, Inc. has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants’ use of bar code technology. A stay of the proceeding has been sought and was granted, in deference to prior pending declaratory judgment suits brought by the manufacturers and suppliers of the implicated technology seeking to declare the patents in suit invalid, unenforceable and not infringed. On January 23, 2004, a court in Nevada entered a memorandum of decision in favor of the manufacturers declaring the patents unenforceable and not infringed. This judgment has been appealed, and the infringement litigation against Cole National Group will remain stayed pending the final resolution of the appeal. Cole National Group, Inc. believes it has available defenses and does not expect any liability. However, if Cole National Group, Inc. were to be found liable for an infringement, it might have a material adverse effect on its operating results and cash flow in the period incurred.

     In the ordinary course of business, the Company is involved in various other legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

(9) Luxottica Merger Agreement

     On January 23, 2004, the Parent and Luxottica Group S.p.A. (“Luxottica”) entered into a merger agreement (the “Luxottica merger agreement”) pursuant to which a subsidiary of Luxottica would be merged with and into the Parent and the Parent would thereafter become a subsidiary of Luxottica. Under the Luxottica merger agreement, Luxottica would acquire all of the outstanding shares of the Parent in a merger for a cash price of $22.50 per share, together with the purchase of all outstanding options and similar equity rights at the same price per share, less their respective exercise price. On June 2, 2004, the Parent and Luxottica entered into the first of two amendments to the Luxottica merger agreement. Under the first amendment to the Luxottica merger agreement, the original $22.50 per share cash merger consideration would be increased by an amount equal to 4% per annum from the date on which the Parent’s stockholders approve the Luxottica merger agreement, as amended, through the closing date of the merger, subject to certain conditions. On July 14, 2004, the Parent amended its merger agreement with Luxottica once again. Under the Luxottica merger agreement, as amended, the original $22.50 per share cash merger consideration to be paid by Luxottica was increased to $27.50 per share in cash, plus an additional amount equal to 4% per annum from the date of stockholder approval through the closing date of the merger. On July 22, 2004, at the 2004 annual meeting of the Parent’s stockholders which was held on July 20, 2004 and subsequently adjourned to July 22, 2004, the Parent received votes from a majority of the outstanding shares to approve the Luxottica merger agreement, as amended. Based upon the $27.50 price, the total purchase price of the Parent’s outstanding shares and related equity rights is approximately $495 million, plus an amount equal to 4% per annum from July 22, 2004 through the date of closing.

     The Luxottica merger is subject to the satisfaction of customary conditions, including compliance with applicable antitrust clearance requirements. On February 27, 2004, the Parent and Luxottica filed pre-merger notifications with the U.S. antitrust authorities pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“the HSR Act”). On March 30, 2004, the Parent and Luxottica jointly announced that they had received a request from the Federal Trade Commission (the “FTC”) for additional information and documentary material with respect to the Luxottica merger. Luxottica and the Parent completed their required information submissions and related certifications to the FTC in connection with its antitrust review on July 19, 2004 and have committed to the FTC not to close the transaction before September 30, 2004, without its consent. The Luxottica merger is expected to close in the second half of 2004.

(10) Restatement of Cash Flows

     Subsequent to the issuance of the fiscal 2003 condensed consolidated financial statements, the Company determined that certain components in its condensed consolidated statements of cash flows for fiscal 2003 were incorrectly classified. Mistakes were discovered in the calculation of the fiscal 2002 overdraft balance resulting in misstatements of changes in accounts payable, accrued liabilities and other liabilities within cash flows from operating activities with corresponding misstatements of changes in overdraft balances within cash flows from financing activities. Certain other individually insignificant items for fiscal 2003 were also incorrectly classified. As a result, the accompanying condensed consolidated statement of cash flows for the first half of fiscal 2003 has been restated from the amounts previously reported to decrease cash flows from operating activities by $3.7 million, increase cash flows from investing activities by $0.1 million and increase cash flows from financing activities by $3.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Subsequent to the issuance of the Company’s condensed consolidated financial statements for fiscal 2003, the Company determined that certain components in its condensed consolidated statement of cash flows for fiscal 2003 were incorrectly classified. As a result, the accompanying condensed consolidated statement of cash flows for the first six months of fiscal year 2003 has been restated from the amounts previously reported. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for a summary of the significant effects of the restatement. This management’s discussion and analysis of financial condition and results of operations reflects the effect of the restatement.

     On January 23, 2004, the Parent and Luxottica Group S.p.A. (“Luxottica”) entered into a merger agreement (the “Luxottica merger agreement”) pursuant to which a subsidiary of Luxottica would be merged with and into the Parent and the Parent would thereafter become a subsidiary of Luxottica. Under the Luxottica merger agreement, Luxottica would acquire all of the outstanding shares of the Parent in a merger for a cash price of $22.50 per share, together with the purchase of all outstanding options and similar equity rights at the same price per share, less their respective exercise price. On June 2, 2004, the Parent and Luxottica entered into the first of two amendments to the Luxottica merger agreement. Under the first amendment to the Luxottica merger agreement, the original $22.50 per share cash merger consideration would be increased by an amount equal to 4% per annum from the date on which the Parent’s stockholders approve the Luxottica merger agreement, as amended, through the closing date of the merger, subject to certain conditions. On July 14, 2004, the Parent amended its merger agreement with Luxottica once again. Under the Luxottica merger agreement, as amended, the original $22.50 per share cash merger consideration to be paid by Luxottica was increased to $27.50 per share in cash, plus an additional amount equal to 4% per annum from the date of stockholder approval through the closing date of the merger. On July 22, 2004, at the 2004 annual meeting of the Parent’s stockholders which was held on July 20, 2004 and subsequently adjourned to July 22, 2004, the Parent received votes from a majority of the outstanding shares to approve the Luxottica merger agreement, as amended. Based upon the $27.50 price, the total purchase price of the Parent’s outstanding shares and related equity rights is approximately $495 million, plus an amount equal to 4% per annum from July 22, 2004 through the date of closing.

     The Luxottica merger is subject to the satisfaction of customary conditions, including compliance with applicable antitrust clearance requirements. On February 27, 2004, the Parent and Luxottica filed pre-merger notifications with the U.S. antitrust authorities pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“the HSR Act”). On March 30, 2004, the Parent and Luxottica jointly announced that they had received a request from the Federal Trade Commission (the “FTC”) for additional information and documentary material with respect to the Luxottica merger. Luxottica and the Parent completed their required information submissions and related certifications to the FTC in connection with its antitrust review on July 19, 2004 and have committed to the FTC not to close the transaction before September 30, 2004, without its consent. The Luxottica merger is expected to close in the second half of 2004.

Overview

     Cole National Group, Inc., a wholly owned subsidiary of Cole National Corporation is a leading provider of optical products and services and personalized gifts. The Company sells its products and services through 2,417 Company-owned retail locations and 484 franchised locations in 50 states, Canada and the Caribbean.

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

Results of Operations

     The following schedule sets forth certain operating information for the second quarters and the first six months of fiscal 2004 and fiscal 2003. This schedule and subsequent discussions should be read in conjunction with the condensed consolidated financial statements included in this Form 10-Q.

	Second Quarter			First Six Months
			Change			Change
	2004	2003	Fav/(Unfav)	2004	2003	Fav/(Unfav)
	(Dollars in millions)			(Dollars in millions)
Net revenues:
Cole Vision	$232.9	$228.9	1.8%	$482.8	$462.4	4.4%
Things Remembered	79.9	78.8	1.4	137.6	133.5	3.1

Total net revenues	$312.8	$307.7	1.7%	$620.4	$595.9	4.1%

Gross margin:
Cole Vision	$139.7	$136.0	2.8%	$291.5	$278.0	4.9%
Things Remembered	57.1	56.1	1.6	99.1	95.8	3.4

Total gross margin	$196.8	$192.1	2.4%	$390.6	$373.8	4.5%

Operating expenses:
Cole Vision	$130.1	$132.8	2.0%	$269.2	$265.5	(1.4)%
Things Remembered	45.3	46.2	2.0	88.4	88.5	0.1
Unallocated corporate expenses	3.3	13.7	76.1	8.5	22.6	62.4

Total operating expenses	$178.7	$192.7	7.3%	$366.1	$376.6	2.8%

Operating income (loss):
Cole Vision	$9.6	$3.2	202.2%	$22.3	$12.5	79.1%
Things Remembered	11.8	9.9	18.6	10.7	7.3	45.7
Unallocated corporate expenses	(3.3)	(13.7)	76.1	(8.5)	(22.6)	62.4

Total operating income (loss)	$18.1	$(0.6)	N/A	$24.5	$(2.8)	N/A

     Information on the number of the Company’s retail locations by business open at July 31, 2004 and August 2, 2003 is presented below:

	Second Quarter
	2004	2003
Number of retail locations at the end of the period
Sears Optical	938	943
Target Optical	248	253
BJ’s Optical	134	128

Total Cole Licensed Brands	1,320	1,324
Pearle Company-owned	375	394
Pearle franchised	484	463

Total Cole Vision	2,179	2,181
Things Remembered	722	754

Total Cole National	2,901	2,935

     Results of operations below are reflected as a percentage of net revenues. Data for the Cole Vision and Things Remembered segments are shown as a percentage of their respective net revenues. Unallocated corporate expenses and classification totals are shown as a percentage of total net revenues.

	Second Quarter		First Six Months
	2004	2003	2004	2003
Gross margin:
Cole Vision	60.0%	59.4%	60.4%	60.1%
Things Remembered	71.5%	71.3%	72.0%	71.8%
Total gross margin	62.9%	62.5%	63.0%	62.7%
Operating expenses:
Cole Vision	55.9%	58.0%	55.8%	57.4%
Things Remembered	56.7%	58.7%	64.2%	66.2%
Unallocated corporate expense	1.0%	4.5%	1.4%	3.8%
Total operating expenses	57.1%	62.7%	59.0%	63.2%
Operating income:
Cole Vision	4.1%	1.4%	4.6%	2.7%
Things Remembered	14.8%	12.6%	7.8%	5.5%
Unallocated corporate expense	(1.0)%	(4.5)%	(1.4)%	(3.8)%
Total operating income	5.8%	(0.2)%	4.0%	(0.5)%

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

	Second Quarter	First Six Months
Sears Optical (U.S.)	(4.0)%	0.5%
Target Optical	4.7%	10.9%
BJ’s Optical	11.0%	15.2%
Cole Licensed Brands (U.S.)	(2.0)%	2.6%
Pearle Company-owned (U.S.)	(2.0)%	(0.3)%
Total Cole Vision	(1.3)%	2.2%
Things Remembered	1.9%	3.8%
Total Cole National	(0.5)%	2.6%
Pearle franchise stores (U.S.)	(1.4)%	(0.5)%

     Same store sales for Pearle U.S. franchise stores is a non-GAAP financial measure that is provided for comparative purposes only. The Company believes that its franchisees’ method of reporting sales is consistent on a year-to-year basis.

Net Revenues

Consolidated Operations

     Total revenues were $312.8 million in the second quarter of fiscal 2004, compared with $307.7 million in the same period of fiscal 2003, an increase of 1.7%, primarily attributable to increases in revenues from managed vision care programs, partially offset by a 0.5% decrease in same store sales. Total revenues were $620.4 million in the first six months of fiscal 2004, compared with $595.9 million in the same period of fiscal 2003, an increase of 4.1%, primarily attributable to a 2.6% increase in same store sales and increases in revenues from managed vision care programs.

Cole Vision Segment

     For the second quarter of fiscal 2004, Cole Vision revenues were $232.9 million, compared with $228.9 million in the same period of fiscal 2003, an increase of 1.8%. The revenue increase was primarily due to increased revenues from managed vision care programs, increases at the Company’s Canadian operations and at Cole Licensed Brands, partially offset by revenue decreases at Pearle Vision U.S. Revenues from managed vision care programs were higher than last year primarily due to an increase in the number of capitated plans and increases in revenues from existing plans sold to employers, health plans and associations, increases in administrative revenues from capitated and fee for service programs and increased laser procedure volume. The increase at the Company’s Canadian operation was due to improved merchandise assortment compared to last year and to the impact in 2003 of SARS to the Canadian economy. The increase in Cole Licensed Brands revenues was attributable to store sales increases at Target Optical and BJ’s Optical, partially offset by a same store sales decrease at Sears Optical. Same store sales increases at both Target Optical and BJ’s Optical were driven by increases in the average transaction size and in the number of transactions. A continuing focus on selling premium products and additional features were the key factors in the average transaction size increase. The increase in the number of transactions was primarily due to more aggressive promotional offers. Same store sales decreased 4.0% at Sears Optical due to decreases in the average transaction size and in the number of transactions. Aggressive promotions which focus less on premium products and additional features resulted in a lower average transaction. Revenues decreased at Pearle Vision Company-owned stores primarily due to fewer stores and a 2.0% decrease in same store sales in the second quarter of fiscal 2004 due to a decrease in the number of transactions. The Company believes that the decrease in the number of transactions in Pearle Vision and Sears Optical during the quarter is due primarily to the increasingly competitive promotional nature of the optical retail industry. Pearle Vision operated 19 fewer Company-owned stores at the end of the second quarter of fiscal 2004 than it did at the end of the second quarter of fiscal 2003, due to the net sale of 10 Company stores to franchisees, the closure of 12 stores and the opening of 3 new stores. The Company is continuing to divest Company-owned stores in markets that are predominantly franchised in order to lower its store supervision costs, and provide growth opportunities for franchisees already operating in those markets.

     For the first six months of fiscal 2004, Cole Vision revenues were $482.8 million, compared with $462.4 million in the same period of fiscal 2003, an increase of 4.4%. The revenue increase was primarily due to increased revenues from Cole Licensed Brands and from managed vision care programs, partially offset by revenue decreases at Pearle Vision U.S. The increase in Cole Licensed Brands revenues was attributable to same store sales increases at all brands driven by increases in the average transaction size and an increase in the number of transactions. Revenues from managed vision care programs were higher than last year due to the reasons discussed above. Revenues decreased at Pearle Vision Company-owned stores primarily due to fewer stores and a 0.3% decrease in same store sales in the first six months of fiscal 2004. Same store sales decreased in the first six months of fiscal 2004 due to a decrease in the number of transactions.

Things Remembered Segment

     For the second quarter of fiscal 2004, Things Remembered revenues were $79.9 million compared with $78.8 million in the same period of fiscal 2003, a 1.4% increase, due to a same store sales increase of 1.9% and a 43% increase in direct channel revenues, partially offset by a lower number of stores operating than last year. For the first six months of fiscal 2004, Things Remembered revenues were $137.6 million compared with $133.5 million in the same period last year, a 3.1% increase, due to a same store sales increase of 3.8% and a 49% increase in direct channel revenues, partially offset by a lower number of stores operating. Direct channel revenues include revenues from its e-commerce site, www.ThingsRemembered.com, revenues from Things Remembered catalogs, and revenues generated through third party partner programs. For the second quarter and first six months of fiscal 2004, improvements in the average transaction size were partially offset by a lower number of transactions and a reduction in the number of stores operating. There were 722 Things Remembered store locations operating as of July 31, 2004, compared to 754 at August 2, 2003. The reduction was primarily due to the Company’s decision to allow the leases at under-performing stores to expire.

Gross Margin

Consolidated Operations

Gross margin was $196.8 million in the second quarter of fiscal 2004, compared with $192.1 million in the second quarter of fiscal 2003, an increase of 2.4%. Gross margin was $390.6 million in the first six months of fiscal 2004, compared with $373.8 million in the same period last year, an increase of 4.5%. Both periods’ increases are attributable to an increase in net revenues and an increase in the gross margin rate. The gross margin rate was 62.9% in the second quarter of fiscal 2004 compared to 62.5% in the second quarter of fiscal 2003 and the gross margin rate was 63.0% in the first six months of fiscal 2004, compared to 62.7% for the same period last year.

Cole Vision Segment

     For the second quarter of fiscal 2004, gross margin was $139.7 million compared to $136.0 million in the second quarter of fiscal 2003, an increase of gross margin dollars of 2.8% compared to the previous year, due to increased revenues and an increase in the gross margin rate. Gross margin, as a percent of net revenues, was 60.0% and 59.4% in the second quarter of fiscal 2004 and fiscal 2003, respectively. Increases in the gross margin rate occurred at Cole Licensed Brands, in Canada and at Cole Managed Vision, partially offset by a lower gross margin rate at Pearle Vision U.S. Cole Licensed Brands gross margin rate increased and was impacted by a higher contact lens gross margin rate and improved inventory shrink and obsolescence results. The increase in contact lens gross margin rate was due primarily to an increase in the average transaction size. The increase in the gross margin rate in Canada was due primarily to costs incurred in the second quarter of fiscal 2003 resulting from the Company’s decision to close its manufacturing and distribution facility in Toronto, Canada and a change in the Canadian product assortment. As a result of this decision, the Company recorded a $0.3 million charge to gross margin for obsolescence in the second quarter of fiscal 2003. The gross margin rate at Cole Managed Vision increased primarily due to a projected lower benefit utilization by plan members within funded programs, a reduction in the estimated reserve for underwriting gains and from increases in administrative revenues from capitated and fee-for-service programs. The underwriting gain reserve percentage was reduced based on historical experience. The Pearle Vision gross margin rate decreased slightly compared to the same period last year, due to an increased mix of sales of products to franchisees compared to revenues from Company-owned stores. Sales to franchisees carry a lower gross margin rate than revenues from Company-owned stores, but offer benefits to the Company, including producing a more uniform merchandise assortment and a consistent brand look across all stores. The gross margin rate was also lower due to increased promotional activity in the second quarter of fiscal 2004. Partially offsetting the gross margin rate decline was lower manufacturing costs compared to the prior year. Lower manufacturing costs were achieved primarily through in-store lab cost reductions and central lab efficiencies.

     For the first six months of fiscal 2004, gross margin was $291.5 million compared to $278.0 million in the first six months of fiscal 2003, an increase of gross margin dollars of 4.9% compared to the same period the previous year, due to increased revenues and an increase in the gross margin rate. Gross margin, as a percent of net revenues, was 60.4% and 60.1% in the first six months of fiscal 2004 and fiscal 2003, respectively. The Company recorded increases in the gross margin rate at both Cole Managed Vision and from its Canadian operations due to the reasons discussed above. The gross margin rate for Cole Licensed Brands was the same as last year for the first six months. The Pearle Vision gross margin rate was slightly lower than last year due to promotional activity.

Things Remembered Segment

     For the second quarter of fiscal 2004, gross margin was $57.1 million compared to $56.1 million in the second quarter of fiscal 2003, an increase of 1.6%. For the first six months of fiscal 2004, gross margin was $99.1 million compared to $95.8 million in the first six months of fiscal 2003, an increase of 3.4%. The increase in the second quarter and the first six months was primarily driven by the same store sales performance and an increase in the gross margin rate. Gross margin, as a percent of net revenues, was 71.5% in the second quarter of fiscal 2004 compared to 71.3% in the second quarter of fiscal 2003 and gross margin rate was 72.0% in the first six months of fiscal 2004 compared to 71.8% in the first six months of fiscal 2003. The increase was primarily due to higher revenues from gift personalization.

Operating Expenses

Consolidated Operations

     For the second quarter of fiscal 2004, operating expenses were $178.7 million compared to $192.7 million in the second quarter of fiscal 2003. Of the decrease in the second quarter of fiscal 2004 compared to the same period last year, $3.6 million is attributable to the operating segments and $10.4 million to unallocated corporate expenses. For the first six months of fiscal 2004, operating expenses were $366.1 million compared with $376.6 million in the first six months of fiscal 2003. Of the decrease in the first six months of fiscal 2004 compared to the same period last year, $14.1 million is attributable to unallocated corporate expenses partially offset by an increase in operating expenses at the operating segments of $3.6 million.

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

	Second Quarter			First Six Months
(Dollars in millions)	2004	2003	Change Fav/(Unfav)	2004	2003	Change Fav/(Unfav)
Operating expenses, as reported	$178.7	$192.7	$14.0	$366.1	$376.6	$10.5
Unusual items:
Legal & professional fees for restatement & SEC investigation	0.8	0.9		1.1	2.6
Legal fees for California litigation	0.4	1.1		1.3	1.9
Target Optical store closure costs	(0.6)	—		1.5	—
CEO Retirement	—	9.2		—	9.2
Shareholder settlement	—	—		—	2.7
Audit fees for restatement	—	—		—	1.7

Total unusual items	0.6	11.2		3.9	18.1

Operating expenses, excluding unusual items	$178.1	$181.5	$3.4	$362.2	$358.5	$(3.7)

Operating expenses, excluding unusual items, as a percent of total net revenues	56.9%	59.0%		58.4%	60.1%
Operating expenses, as reported, as a percent of total net revenues	57.1%	62.7%		59.0%	63.2%

Unusual Items

     Cole National Corporation announced on October 8, 2003 that its Board of Directors had formed a Special Committee of independent directors on July 28, 2003 to evaluate the Company’s strategic alternatives, including a possible merger or sale of the Company, a corporate restructuring or other alternatives. The Parent and Luxottica entered into a definitive merger agreement on January 23, 2004 with the unanimous approval of the Boards of Directors of both companies, which was subsequently amended on June 2, 2004 and July 14, 2004. On July 22, 2004, the Parent received votes from a majority of the outstanding shares to approve the merger agreement with Luxottica. (See Note 9 of the Notes to Condensed Consolidated Financial Statements). Costs related to legal advisory and other professional expenses related to the evaluation of strategic alternatives and the negotiation of the definitive merger agreement and its amendments are recorded at the Parent.

     The Company incurred charges of $0.8 million and $1.1 million in the second quarter and first six months of fiscal 2004, respectively, for legal and professional fees related to the SEC investigation regarding the reaudit and restatement of its financial statements, compared to $0.9 million and $2.6 million for the second quarter and first six months of fiscal 2003, respectively.

     The Company and certain of its optical subsidiaries have been sued by the State of California. (See Note 8 of the Notes to Condensed Consolidated Financial Statements). Legal costs associated with the defense of this matter totaled $0.4 million and $1.3 million in the second quarter and first six months of fiscal 2004, respectively, and $1.1 million and $1.9 million in the second quarter and first six months of fiscal 2003, respectively.

     As a result of the Company’s modified agreement with Target Corporation, the Company closed 25 underperforming Target Optical stores on April 10, 2004. Under the terms of the modified agreement, the Company was required to pay Target Corporation a fee of up to $30,000 for each closed store. During the second quarter of fiscal 2004, Target Corporation informed the Company that the actual fee would be significantly lower. As a result, in the second quarter of fiscal 2004, the Company reversed $0.6 million of charges, which had been accrued in the first quarter of fiscal 2004. Costs relating to the closure of these stores were $1.5 million in the first six months of fiscal 2004.

     In the second quarter of fiscal 2003, the Company’s former Chairman and Chief Executive Officer retired and the Company fulfilled its obligations, including certain contingent obligations, under his employment agreement and for retirement and life insurance benefits. These obligations required a one-time cash payment of $11.9 million with a charge to operating expense in the second quarter of fiscal 2003 of $9.2 million.

     Settlement costs related to a class action shareholder lawsuit, that alleged claims of various violations of federal securities laws related to the Company’s reported revenues and earnings totaled $2.7 million in the first six months of fiscal 2003. Audit fees attributable to the restatement and reaudit of the Company’s financial statements were $1.7 million in the first six months of fiscal 2003.

Unallocated Corporate Expenses

     Unallocated corporate expenses were $3.3 million and $8.5 million in the second quarter and first six months of fiscal 2004, respectively, compared to $13.7 million and $22.6 million for the second quarter and first six months of fiscal 2003, respectively. Included in unallocated corporate expense are all of the unusual items listed above except for the California litigation charges and the Target Optical store closure costs, which are recorded in the Cole Vision segment. The unusual items included in unallocated corporate expense totaled $0.8 million and $10.1 million in the second quarter of fiscal 2004 and fiscal 2003, respectively and $1.1 million and $16.2 million in the first six months of fiscal 2004 and fiscal 2003, respectively.

     For the second quarter of fiscal 2004, excluding the unusual items above, unallocated corporate expenses were $2.5 million compared to $3.6 million for the same period last year. The Company’s legal expenses were $0.7 million lower and professional costs were $0.6 million lower in the second quarter of fiscal 2004, due primarily to costs incurred in the second quarter of fiscal 2003 for management changes and other management initiatives, which were not repeated in the second quarter of fiscal 2004. The Company recorded $0.4 million lower compensation expense for variable stock options having a feature permitting the use of vested options in payment of the exercise price. The lower amount relates to the exercise of variable stock options at a price lower than the amount recorded in the first quarter of fiscal 2004. Partially offsetting these expense reductions were incremental bonus costs of $0.5 million and higher audit costs of $0.3 million in the second quarter of fiscal 2004 compared to the same period last year.

     For the first six months of fiscal 2004, excluding the unusual items above, unallocated corporate expenses were $7.4 million compared to $6.4 million for the same period last year. The Company incurred incremental management bonus expense of $1.0 million for the first six months of fiscal 2004, compared to the same period last year. The Company incurred incremental audit and professional fees of $0.7 million compared to the same period last year due to higher audit costs and higher expenses incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Unallocated corporate expenses included compensation expense of $0.5 million for variable stock options in the first six months of fiscal 2004 as discussed above. Partially offsetting these expense increases were lower professional fees of $1.1 million associated with management changes and management initiatives taken in the first six months of fiscal 2003.

Cole Vision Segment

     Operating expenses were $130.1 million and $269.2 million in the second quarter and first six months of fiscal 2004, respectively, compared to $132.8 million and $265.5 million for the second quarter and first six months of fiscal 2003, respectively. Operating expense decreased by 2.0% and totaled 55.9% of net revenues in the second quarter of fiscal 2004, compared to 58.0% in the same period last year. Operating expenses in the first six months of fiscal 2004 increased by 1.4% and totaled 55.8% of net revenues, compared with 57.4% for the same period last year. Included in operating expenses are the unusual items of California litigation charges described above which totaled $0.4 million and $1.3 million in the second quarter and first six months of fiscal 2004, respectively, and $1.1 million and $1.9 million in the second quarter and first six months of fiscal 2003, respectively, and the $0.6 million reversal of charges in the second quarter and $1.5 million charge for the first six months of fiscal 2004 for the closure of 25 Target Optical locations.

     For the second quarter of fiscal 2004 compared to the same period last year, store advertising and store payroll costs were $1.7 million and $0.9 million lower in the second quarter of fiscal 2004, compared to the same period last year. Management bonus expense was $1.2 million higher in the second quarter of fiscal 2004, compared to the same period last year. Claims processing costs were $0.3 million higher in the second quarter of fiscal 2004, compared to the same period last year, primarily due to increased production and distribution expense for explanation of benefit statements, system support costs and systems amortization.

     For the first six months of fiscal 2004, management bonus expense was $1.9 million higher compared to the same period last year. Claims processing costs were $1.2 million higher in the first six months of fiscal 2004, compared to the same period last year, primarily due to the reasons discussed above. In the first six months of fiscal 2004 compared to the same period last year, store payroll was $1.2 million higher to support the increase in net revenues. The first six months of fiscal 2003 included a $1.0 gain on the sale of five Company-owned Pearle Vision stores to a franchisee. There were no gains recorded in the first six months of fiscal 2004.

Partially offsetting expense increases were lower store advertising costs. The Company recorded $2.3 million lower advertising costs in the first six months of fiscal 2004, compared to the same period last year primarily due to the timing of advertising spending.

Things Remembered Segment

     Operating expenses were $45.3 million and $88.4 million in the second quarter and first six months of fiscal 2004, respectively, compared to $46.2 million and $88.5 million for the second quarter and first six months of fiscal 2003, respectively. Compared to the same period the previous year, operating expenses in the second quarter of fiscal 2004 decreased by 2.0% and totaled 56.7% of net revenues, compared to 58.7% in the same period last year. Compared to the same period the previous year, operating expenses in the first six months of fiscal 2004 decreased by 0.1% and totaled 64.2% of net revenues.

     For the second quarter of fiscal 2004, management bonus expense was $0.7 million lower compared to the same period last year. Store payroll was $0.6 million lower in the second quarter of fiscal 2004, compared to the same period last year, due to fewer stores operating and lower workers compensation costs. Field management wages and bonuses were $0.4 million lower in the second quarter than the same period last year due to open staff positions in the second quarter of fiscal 2004. Partially offsetting expense reductions were $0.5 million increased costs of advertising and $0.3 million direct channel expenses in support of higher net revenues.

     For the first six months of fiscal 2004, Things Remembered recorded lower store payroll costs compared to the same period last year due to fewer stores operating and lower workers compensation and fringe benefits costs. Store payroll costs, as a percent of net revenues, were lower in the first six months of fiscal 2004, compared to the same period last year, due to improvements in productivity. Home office expenses, including recruiting, bonus and legal fees, were $0.4 million lower than the same period last year. Partially offsetting these lower expenses were increased costs of store advertising and direct channel, which were $1.2 million higher than last year in support of higher net revenues.

Operating Income (Loss)

Consolidated Operations

     Operating income was $18.1 million and $24.5 million in the second quarter and first six months of fiscal 2004, respectively, compared to operating losses of $0.6 million and $2.8 million in the second quarter and first six months of fiscal 2003, respectively. The improvement was due to lower unallocated corporate expenses and higher operating income at Cole Vision and Things Remembered, compared to the same period last year.

Cole Vision Segment

     Operating income at Cole Vision was $9.6 million and $22.3 million in the second quarter and first six months of fiscal 2004, respectively, compared to $3.2 million and $12.5 million in the second quarter and first six months of fiscal 2003, respectively. The increase in operating income at Cole Vision compared to the same period last year was due to higher net revenues at Cole Licensed Brands and revenue increases from managed vision care programs as well as improvements in the gross margin rate and lower operating expenses as a percent of net revenues. These improvements were partially offset by higher management bonus, costs related to store closure at Target Optical, and higher claims processing costs.

Things Remembered Segment

     Operating income at Things Remembered was $11.8 million and $10.7 million in the second quarter and first six months of fiscal 2004, respectively, compared to $9.9 million and $7.3 million in the second quarter and first six months of fiscal 2003, respectively. The improvement in operating results at Things Remembered was due to higher net revenues, improvements in the gross margin rate and lower operating costs as a percent of net revenues.

Interest and Other (Income) Expense

     Interest and other (income) expense, net, was $5.9 million and $12.0 million in the second quarter and first six months of fiscal 2004, respectively, compared to $5.7 million and $11.8 million in the second quarter and first six months of fiscal 2003, respectively. The Company recorded interest expense of $6.3 million and $6.2 million in the second quarter of fiscal 2004 and fiscal 2003, respectively and $12.5 million in the first six months of fiscal 2004 and fiscal 2003. Interest income, primarily from temporary investments and franchise interest income, totaled $0.3 million and $0.6 million in the second quarter and first six months of fiscal 2004, respectively, and $0.5 million and $0.7 million in the second quarter and first six months if fiscal 2003, respectively.

Income Tax Rate

     The effective income tax rate was 43% for the first six months of fiscal 2004 compared to 22% for the first six months of fiscal 2003. The higher effective tax rate in fiscal 2004, compared to fiscal 2003 was primarily due to the expected full year results and the non-deductibility of certain expenses.

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

	2004
	Second Quarter	First Six Months
	(Dollars in thousands)
Current year same store sales	$267,917	$534,450
Prior year same store sales	269,137	520,832
Percent change	(0.5)%	2.6%
Current year same store sales	$267,917	$534,450
Adjustment for:
Sales at new and closed stores	2,184	4,822
Deferred revenue	211	(1,468)
Order vs. customer receipt	(1,098)	(2,886)
Returns, remakes and refunds	268	13
Other	285	60

Store sales	269,767	534,991
Nonstore revenues	50,602	102,279
Intercompany eliminations	(7,602)	(16,851)

GAAP Basis Net revenue	$312,767	$620,419

Liquidity and Capital Resources

     The Company’s primary source of liquidity is funds provided from operations of its operating subsidiaries. In addition, the Company and its operating subsidiaries have a working capital line of credit. As of the end of the second quarter of fiscal 2004, the total commitment was $60.0 million and availability under the credit facility totaled $43.7 million after reduction for $16.3 million under letters of credit. There were no working capital borrowings outstanding at any time during the first six months of fiscal 2004 or fiscal 2003.

     The credit facility, which is guaranteed by the Company and Cole National Corporation, requires the Company and its principal operating subsidiaries to comply with various operating covenants that restrict corporate activities, including covenants restricting the ability of the subsidiaries to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain investments or make acquisitions. The credit facility also requires the Company to comply with certain financial covenants, including covenants regarding minimum interest coverage and maximum leverage. As of July 31, 2004, the Company was in compliance with the covenants in the credit agreement.

     On November 3, 2003, the Company entered into an agreement with a bank to provide documentary letters of credit for import inventory purchases not to exceed $7.0 million. The letters of credit are secured by the inventory purchased. As of July 31, 2004, the Company has $3.8 million outstanding under this facility.

     The indentures pursuant to which the 8-5/8% notes and the 8-7/8% notes were issued contain certain optional and mandatory redemption features and other financial covenants, including restrictions on the ability of the Company to incur additional indebtedness, pay dividends or make other restricted payments to Cole National Corporation. The indentures also permit payments to Cole National Corporation for certain tax obligations and for administrative expenses not to exceed 0.25% of net sales. See Note 3 of the Notes to Condensed Consolidated Financial Statements. Following the consummation of the Luxottica merger, the holders of the 8-5/8% notes and the 8-7/8% notes will have the right to put the notes to the Company at a price of 101% of par plus accrued interest. If the holders exercise such right, the Company may be required to obtain financing from its parent or a third party to satisfy such obligation.

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

Cash Flows from Operating Activities

     Cash and cash equivalents were $64.0 million at July 31, 2004 compared to $17.1 million at August 2, 2003. Operations generated net cash of $29.6 million in the first six months of fiscal 2004 and used $5.4 million in the first six months of fiscal 2003. The Company realized net income in the first six months of fiscal 2004 and incurred a net loss in the first six months of fiscal 2003, which is described above in the Results of Operations section of this report. Depreciation and amortization was $19.1 million and $19.6 million in the first six months of fiscal 2004 and fiscal 2003, respectively. The decrease in the first six months of fiscal 2004, compared to the first six months of fiscal 2003, was primarily due to lower fixed asset depreciation attributable to lower capital spending. Non-cash charges related to store closing and impairment losses were $1.0 million in the first six months of fiscal 2004 for the write-off of assets and fixtures for the Target Optical stores closed in the first quarter of fiscal 2004. Changes in deferred income tax provision (benefit) were $4.3 million and ($4.8) million in the first six months of fiscal 2004 and fiscal 2003, respectively. The change was primarily due to the tax provision generated from the Company’s operating results. Non-cash interest and other expense (income) was $0.5 million in the first six months of fiscal 2004, compared to ($0.6) million in the same period last year. The change was primarily due to a $1.0 million gain on the sale of five Company-owned stores to a Pearle franchisee recorded in the first six months of fiscal 2003.

     Changes in working capital resulted in a use of funds totaling $2.9 million in the first six months of fiscal 2004, compared to $8.5 million in the first six months of fiscal 2003. Changes in accounts and notes receivable resulted in a use of funds totaling $5.3 million in the first six months of fiscal 2004 compared to $6.0 million in the same period last year. The change in the first six months of fiscal 2004 was primarily due to increases in revenues at Cole Licensed Brands, partially offset by receipt of insurance reimbursements related to the restatement of the Company’s financial statements. The change in the first six months of fiscal 2003 was due to increased revenues at both Cole Licensed Brands and Cole Managed Vision. Inventories provided $1.0 million and used $9.9 million in the first six months of fiscal 2004 and fiscal 2003, respectively. The inventory decrease in the first six months of fiscal 2004 was primarily due to lower inventory at both Pearle Vision and Things Remembered due to a lower number of stores open, partially offset by an inventory increase at Cole Licensed Brands. The increase in the first six months of fiscal 2003 was due to earlier new product introductions at Cole Licensed Brands and Things Remembered, an increased mix of premium products and additional inventory needed to support the increase in store count at Cole Licensed Brands. Changes in accounts payable and other liabilities resulted in a source of funds totaling $1.1 million and a source of funds totaling $6.5 million in the first six months of fiscal 2004 and fiscal 2003, respectively. The change in fiscal 2004 was primarily due to the timing of purchases and the change in fiscal 2003 was due to the timing of purchases and payments, increases in liabilities for legal and audit costs related to the restatement of the Company’s financial statements, increases in liabilities for the settlement of the class action lawsuit, increases in advertising, fringe benefits, workers compensation and deferred revenues.

Cash Flows from Investing Activities

     Net cash from investing activities resulted in a use of funds of $12.2 million in the first six months of fiscal 2004, compared to $23.8 million in the first six months of fiscal 2003. Capital expenditures, which accounted for most of the cash used for investing activities, were $11.0 million and $15.4 million in the first six months of fiscal 2004 and fiscal 2003, respectively. The majority of capital expenditures were for remodeling of existing stores and store fixtures, equipment and leasehold improvements for new stores in both years. The reduction in capital expenditures was primarily due to lower capital spending for remodeling at Things Remembered and lower spending at Cole Licensed Brands. The Company paid $1.2 million and $4.3 million for systems development costs in the first six months of fiscal 2004 and fiscal 2003, respectively. Systems development in the first six months of fiscal 2003 was primarily for the Company’s Patriot Claims System. The Company used $3.7 million in the first six months of fiscal 2003 for a contingent payment in connection with the prior acquisition of MetLife’s managed vision business.

Cash Flows from Financing Activities

     Net cash used for financing activities totaled $12.6 million in the first six months of fiscal 2004 compared to cash provided from financing totaling $4.2 million in the first six months of fiscal 2003. Advances from (to) the Parent used ($16.1) million and provided $3.6 million for the first six months of fiscal 2004 and fiscal 2003 respectively. Changes in overdraft balances provided $3.6 million in the first six months of fiscal 2004 compared to $0.8 million in the first six months of fiscal 2003. The change in overdraft balances was due to the timing of payments.

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

     In fiscal 2003, the Company entered into an agreement to guarantee a portion of the amount owed to a bank by a franchisee as a result of a loan granted in connection with the purchase of five stores. The guaranteed amount equals the cumulative value of the store assets. The Company is released from its obligation once the landlords of the store locations execute subordination agreements or the bank is granted access to the store assets in the event of the default by the franchisee. The Company received four executed subordination agreements as of July 31, 2004. The maximum exposure under the agreement is $47,000 as of July 31, 2004.

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

Certain Operating and Expense Trends

     As discussed in this report, consolidated same store sales in the Company’s vision segment declined in the second quarter of 2004, although there was variability within the Company’s brand, ranging from single-digit increases at Target Optical and low double-digit increases at BJ’s Optical to low single digit decreases at Sears Optical and Pearle Vision. During August, the first month of the third quarter of fiscal 2004, consolidated same store sales in the Company’s vision segment increased in the low double-digits. While there was growth in all brands, sales performance in August was driven primarily by a successful promotion at Sears Optical. Things Remembered experienced a same store sales decline in August of less than one percent. There can be no assurance that these same store sales trends will continue for the remainder of the third quarter of 2004, or for the remainder of the fiscal year.

     Costs associated with the California litigation and the SEC investigation are expected to continue in fiscal 2004. However, many of the unusual expenses, such as the costs related to the settlement of the stockholder litigation and audit fees related to the restatement are not expected to recur. Although there can be no assurances regarding the level of same store sales, the Company believes its profit performance will improve in fiscal 2004 as a result of revenue growth, expense controls and the non-recurrence of the aforementioned unusual expenses.

Forward Looking Statements

     The Company’s expectations and beliefs concerning the future contained in this document are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and other factors that could cause actual results to differ materially from those which are anticipated. Such risks and uncertainties include, but are not limited to, risks that the Luxottica merger will not be completed, legislative or regulatory developments that could have the effect of delaying or preventing the Luxottica merger, fluctuations in exchange rates, liquidity and financial condition such as risks associated with potential adverse consequences of the restatement of the Company’s financial statements, including those resulting from litigation or government investigations, restrictions or curtailment of the Company’s credit facility and other credit situations, costs and other effects associated with the California litigation, the timing and achievement of improvements in the operations of the optical business, the results of Things Remembered, which is highly dependent on the fourth quarter holiday season, the nature and extent of disruptions of the economy from terrorist activities or major health concerns and from governmental and consumer responses to such situations, the actual utilization of Cole Managed Vision funded eyewear programs, the success of new store openings and the rate at which new stores achieve profitability, the Company’s ability to select, stock and price merchandise attractive to customers, success of systems development and integration, costs and other effects associated with litigation, competition in the optical industry, integration of acquired businesses, economic and weather factors affecting consumer spending, operating factors affecting customer satisfaction, including manufacturing quality of optical and engraved goods, the Company’s relationships with host stores, franchisees, and managed care clients, the mix of goods and services sold, pricing and other competitive factors, and the seasonality of the Company’s business.

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

     In addition, the Company is exposed to changes in the fair value of its debt portfolio, primarily resulting from the effects of changes in interest rates. The Company utilizes interest rate swaps to manage its exposure. Management believes that its use of these financial instruments is in the Company’s best interest. These agreements require the Company to pay an average floating interest rate based on six month LIBOR plus 4.5375% to a counter party while receiving a fixed rate on $50.0 million of the Company’s $125.0 million 8-5/8% Senior Subordinated Notes due 2007. The agreements mature August 15, 2007 and qualify as fair value hedges. The LIBOR rate is reset in arrears in February and August of each year. For the second quarter of fiscal 2004, the market rate for six month LIBOR was 1.98%, which resulted in a rate of 6.5175% applied from February 17, 2004 through July 31, 2004.

     A change in six-month LIBOR would affect the interest cost associated with the $50.0 million notional value of the swap agreements. A 50% change (approximately 99 basis points) in the market rates of interest for six month LIBOR as compared to the 6.5175% rate in effect for the second quarter of fiscal 2004 would increase the Company’s annual interest cost by $0.5 million.

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

     The Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, of the design, operation and effectiveness of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer concluded that based on such evaluation, as of July 31, 2004, the Company’s disclosure controls and procedures were effective and reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There have not been any changes in the Company’s internal control over financial reporting or in other factors during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time during the ordinary course of business, the Company may be threatened with, or may become a party to, a variety of legal actions and other proceedings incidental to its business.

     On July 14, 2004, a Cole National Corporation shareholder filed a shareholders’ class action complaint against the Parent, its directors, and Luxottica in the Delaware Chancery Court, known as Pfeiffer v. Cole National Corp., et al., Civil Action No. 569-N. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties as directors and/or officers to the Parent by causing the Parent to enter into an agreement to be acquired by Luxottica for $22.50 per share “without having exposed the Parent to the marketplace through fair and open negotiations with all potential bidders and/or an active market check or open auction for sale of the company.” The complaint seeks preliminary and permanent injunctive relief against the merger, rescission of the merger if it is consummated, and/or damages and other associated relief. The Parent believes that the action is without merit.

     Cole National Group has been named as a defendant along with numerous other retailers, in patent infringement litigation challenging the defendants’ use of bar code technology in the United States District Court of Arizona, known as Lemelson Medical, Education & Research Foundation, Limited Partnerships v. CompUSA, Inc. et. al., No. Civ. 00-0663. A stay of the proceeding has been sought and was granted, in deference to prior pending declaratory judgment suits brought by the manufacturers and suppliers of the implicated technology seeking to declare the patents in suit invalid, unenforceable and not infringed. On January 23, 2004, a court in Nevada entered a memorandum of decision in favor of the manufacturers declaring the Lemelson patents unenforceable and not infringed. This judgment has been appealed by the Lemelson Partnership, and the Arizona infringement litigation against Cole National Group will remain stayed pending the final resolution of the appeal; however, this trial court decision favors the Company and its defenses. Cole National Group believes it has available defenses and does not expect any liability. However, if Cole National Group were to be found liable for an infringement, it might have a material adverse effect on the Company’s operating results and cash flow in the period incurred.

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
Ann M. Holt
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Date: September 7, 2004

COLE NATIONAL GROUP, INC.
FORM 10-Q
QUARTER ENDED JULY 31, 2004

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.